Form 10-Q
period 2023-06-30
Bloom HoldCo LLC
filed 2023-09-19
CIK 1975931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [         ] to [          ]

Commission File Number: 001-41388

Bloom HoldCo LLC

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-4706208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Brickell Avenue, Suite 715, Miami FL	33131
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (254) 776-3722

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of September 18, 2023, the registrant had 9,000 limited liability company units outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include those that express a belief, expectation or intention, as well as those that are not statements of historical fact. Forward-looking statements include information regarding our future plans and goals, as well as our expectations with respect to:

●	Our industry;

●	Our business strategy and future growth prospects;

●	Our future profitability, cash flows and liquidity;

●	Our financial strategy, budget, projections and operating results;

●	expectations of the effect on our financial condition of claims, litigation, and contingent liabilities, including our settlement with the SEC related to our Token Sale and the BLT claim process;

●	Strategy for risk management;

●	The market for our existing and future products and services;

●	Competition and government regulations; and

●	General economic conditions, including interest rates, and inflation;

These forward-looking statements may be accompanied by words such as “anticipate,” “believe,” “budget,” “could,” “estimate,” “expect,” “future,” “intend,” “likely,” “may,” “objective,” “outlook,” “plan,” “potential,” “predict,” “project,” “pursue,” “seek,” “should,” “target, ““will,” “would,” or similar words or expressions that are predictions of or indicate future events or trends that do not relate to historical matters.

The forward-looking statements in this Quarterly Report speak only as of the date of this Quarterly Report, or such other date as specified herein. We disclaim any obligation to update these statements unless required by law, and we caution you not to place undue reliance on them. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties include, but are not limited to, the following:

●	the economic conditions in the digital asset industry and market(s);

●	changes in consumer demand for, and acceptance of, our products and services;

ii

●	changes in consumer trust for blockchain technology and for our products and services;

●	commercial feasibility and success of our products and services;

●	our ability to maintain consumer confidence in the operations and value of our products and services;

●	our ability to grow and retain our customer base;

●	the price and availability of debt and equity financing (including changes in interest rates);

●	the impact on our financial condition of the SEC Order, and the effect of the potential payout to BLT claimants entitled to a refund pursuant to the claims process required under the terms of the SEC Order;

●	our ability to pay all valid claims made pursuant to the claims process;

●	the effect of existing and future laws and governmental regulations (or the interpretation thereof) on us and our customers;

●	competitive condition in our industry;

●	the loss or theft of, or restriction of our access to, our cryptocurrency holdings;

●	loss or corruption of our information or a cyberattack on our computer systems;

●	actions taken by our customers, competitors and third-party service providers;

●	the effects of future litigation;

●	acts of terrorism, war or political or civil unrest in the United States or elsewhere; and

●	the severity and duration of widespread health events and related economic repercussions on our industry.

Our forward-looking statements speak only as of the date they were made and, except as required by law, we undertake no obligation to update, amend or clarify any forward-looking statements because of new information, future events or other factors. All of our forward-looking information involves risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of the risk factors identified in “Item 1A. Risk Factors” and “Item 2. Financial Information – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our registration statement on Form 10 that we filed with the U.S. Securities and Exchange Commission (the “Registration Statement”).

iii

PART I

ITEM 1. FINANCIAL STATEMENTS

BLOOM HOLDCO LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	September 30,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,752	$10,235
Digital assets	611	611
Prepaid expense and other current assets	42	68
Total current assets	7,405	10,914

Restricted cash	300	300
Deferred tax assets	5,804	4,556
Intangible assets, net	29	31
Property and equipment, net	-	4
Total assets	$13,538	$15,805

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities
Accounts payable	$472	$144
Accrued expenses	43	49
Accrued liability for member distributions	2,480	2,000
Interest payable	4,532	3,550
Token sale debt	32,253	-
Income tax payable, short-term	3,902	3,778
Total current liabilities	43,682	9,521

Token sale debt	-	32,253
Income tax payable, long-term	2,164	2,452
Total liabilities	45,846	44,226

Commitments and contingencies (Note 6)

Members’ deficit
Membership shares, no par value, 10,000 shares authorized, 9,000 shares issued and outstanding as of June 30, 2023 and September 30, 2022	-	-
Accumulated deficit	(32,308)	(28,421)
Total members’ deficit	(32,308)	(28,421)
Total liabilities and members’ deficit	$13,538	$15,805

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOOM HOLDCO LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Operating expenses (income)
General and administrative	$2,021	$1,637	$4,128	$4,987
Depreciation and amortization	2	2	6	7
Realized gains from exchange of digital assets	-	(5,007)	-	(5,042)
Total operating expenses (income)	2,023	(3,368)	4,134	(48)
Total operating (loss) income	(2,023)	3,368	(4,134)	48

Other expense
Interest expense, net	(244)	(252)	(875)	(756)
Other expense	(126)	-	(126)	-
Total other expense	(370)	(252)	(1,001)	(756)
Loss before income taxes	(2,393)	3,116	(5,135)	(708)

Income tax benefit	578	1,640	1,248	208
Net income (loss)	$(1,815)	$1,476	$(3,887)	$(500)

Basic and diluted net income (loss) per membership share	$(201.62)	$164.02	$(431.89)	$(55.56)
Basic and diluted weighted average membership shares outstanding	9,000	9,000	9,000	9,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOOM HOLDCO LLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ DEFICIT

(in thousands, except share data)

(Unaudited)

Three Months Ended June 30, 2023

	Membership Shares		Accumulated	Total Members’
	Shares	Amount	Deficit	Deficit
Balance – March 31, 2023	9,000	$-	$(30,493)	$(30,493)
Net loss	-	-	(1,815)	(1,815)
Balance – June 30, 2023	9,000	$-	$(32,308)	$(32,308)

Three Months Ended June 30, 2022

	Membership Shares		Accumulated	Total Members’
	Shares	Amount	Deficit	Deficit
Balance – March 31, 2022	9,000	$-	$(26,689)	$(26,689)
Net income	-	-	1,476	1,476
Balance – June 30, 2022	9,000	$-	$(25,213)	$(25,213)

Nine Months Ended June 30, 2023

	Membership Shares		Accumulated	Total Members’
	Shares	Amount	Deficit	Deficit
Balance – September 30, 2022	9,000	$-	$(28,421)	$(28,421)
Net loss	-	-	(3,887)	(3,887)
Balance – June 30, 2023	9,000	$-	$(32,308)	$(32,308)

Nine Months Ended June 30, 2022

	Membership Shares		Accumulated	Total Members’
	Shares	Amount	Deficit	Deficit
Balance – September 30, 2021	9,000	$-	$(24,713)	$(24,713)
Net loss	-	-	(500)	(500)
Balance – June 30, 2022	9,000	$-	$(25,213)	$(25,213)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOOM HOLDCO LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended June 30,
	2023	2022
Operating activities
Net (loss)	$(3,887)	$(500)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6	8
Realized gains from exchange of digital assets	-	(5,042)
Income tax benefit	(1,248)	(208)
Changes in operating assets and liabilities
Prepaid expense and other current assets	26	(15)
Accounts payable	328	(195)
Accrued expenses	(6)	(74)
Accrued liability for member distributions	480	(250)
Income tax payable	(164)	(1,134)
Interest payable	982	760
Net cash used in operating activities	(3,483)	(6,650)

Investing activities
Proceeds from exchange of digital assets	-	5,196
Net cash provided by investing activities	-	5,196

Net change in cash, cash equivalents and restricted cash	(3,483)	(1,454)
Cash, cash equivalents and restricted cash – beginning of period	10,535	17,335
Cash, cash equivalents and restricted cash – end of period	$7,052	$15,881

Supplemental disclosure
Cash paid for taxes	$289	$847

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOOM HOLDCO LLC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(Unaudited)

NOTE 1 – DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Bloom HoldCo LLC (“Bloom”) is a limited liability company incorporated in December 2017 in the state of Delaware. Bloom is the holding company of Bloom Ltd., which was formed in September 2017 in Gibraltar. Bloom Ltd. is the sole managing member of Bloom Protocol LLC (“Bloom Protocol”), which was organized as a limited liability company in Delaware in October 2017. Bloom, Bloom Ltd. and Bloom Protocol are collectively referred to herein as the “Company.”

Bloom is a technology company dedicated to assisting individuals and organizations with management of their data. Its core mission is to empower individuals by providing them with greater control over how their personal information is stored and shared, while simultaneously providing tools for mitigating the risk of data breaches and misuse for both individuals and organizations. The Company expects to achieve this by utilizing its Verifiable Credential (“VC”) technology. Users can provide their personal data once to an accredited data attestor who then issues a tamper-resistant verifiable credential. This credential is cryptographically secured using the VC technology and stored on the user’s device, accessible only by the user of the device via passcode or biometric unlock, is reusable and easy to share with requesting third parties who are integrated with Bloom’s technology.

The Company has developed its VC technology for both retail consumers and enterprises (referred to as the “Platform”). To date, the Company has not sold its VC technology as a platform or otherwise to either retail consumers or enterprises, nor is the Company presently in a position to do so as development of the Platform has been put on hold due to further circumstances disclosed below under “Contingency.” The only revenue the Company has recognized since October 1, 2020 related to one customer that retained the Company to provide software development and support services related to the Company’s VC technology.

May 2023 Stock Split

The Company’s Board of Managers approved a split of shares of the Company’s membership shares on a 10-for-1 basis (the “Stock Split”), which was affected on May 11, 2023. The Company’s authorized membership shares were also adjusted for the Stock Split. All references to membership shares, restricted stock units, phantom stock units, share data, per share data and related information contained in these unaudited condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Stock Split for all periods presented. No fractional shares of the Company’s membership shares were issued in connection with the Stock Split.

Token Sale

To fund the development of the VC technology and Platform, the Company offered and sold Bloom tokens (“BLT”) in a “token sale.” From November 2017 to January 2018, the Company sold BLT, which were issued on a blockchain or distributed ledger, and raised proceeds of approximately $32.3 million from purchasers. In an earlier pre-sale phase of token sales, the purchase price for BLT ranged from $0.50 to $0.57 per token and the purchase price paid by purchasers during the public sale was $0.67 per token. Purchasers of BLT primarily paid the Company with the digital asset ether and, to a lesser degree, with U.S. dollars.

BLOOM HOLDCO LLC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(Unaudited)

Contingency

On August 9, 2022, the Securities and Exchange Commission (“SEC”) issued an order (the “SEC Order”) and announced charges against the Company for conducting an unregistered initial coin offering (“ICO”) of digital asset securities as discussed in the preceding paragraph under “Token Sale.” The SEC Order found that the Company offered and sold BLT as investment contracts, which constituted securities, yet failed to register the offering of the BLT with the SEC, nor did it qualify for an exemption to the registration requirements.

The Company offered a settlement to the SEC, whereby it is required to register the BLT with the SEC and conduct a claims process to compensate the purchasers of BLT. The Company agreed to pay a $0.3 million penalty, which was recorded in other expense on the Company’s consolidated statement of operations during the year ended September 30, 2022, and adhere to a springing penalty, which, if the Company fails to complete the claims and registration processes, may require the Company to pay a civil money penalty in an amount up to the total consideration paid by the purchasers for BLT for a total possible penalty per the SEC Order of approximately $30.9 million. The total possible penalty of approximately $30.9 million stipulated by the SEC Order differs from the total token sale proceeds of approximately $32.3 million, recorded by the Company as token sale liability, due to the Company’s initial underestimation of the total proceeds raised.

Going Concern

The unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.

The Company has a limited operating history and historically it has been dependent upon proceeds from the sale of digital assets received from the token sale to fund its operations, as well as some revenue from software development services. The Company did not generate any revenue from operations for the nine months ended June 30, 2023, and incurred a net loss of approximately $3.9 million and used approximately $3.5 million of cash in operating activities during the nine months ended June 30, 2023. The Company had an accumulated deficit of $32.3 million as of June 30, 2023. As of June 30, 2023, the Company held approximately $6.8 million in cash and cash equivalents and digital assets with a carrying value of approximately $0.6 million.

Continued operations are dependent upon the Company’s ability to generate profitable operations and raise sufficient funds to finance its activities. Additionally, the Company has material contingent liabilities to the BLT purchasers related to the SEC Order and settlement agreement with the SEC related to the Company’s ICO. All BLT sold in the ICO (less amounts previously refunded) is potentially subject to repurchase in the claims process; however, the Company cannot predict with certainty the magnitude of this liability and is unable to reasonably estimate the number of valid claims that will be made. Valid claims submitted in the claims process will have to be paid from the Company’s existing cash and cash equivalents and digital asset holdings. There is a risk that the Company may not have sufficient funds to satisfy the claims submitted, which could require the Company to seek additional financing to meet its continuing obligations and ultimately, to attain profitability. The Company may never achieve profitability, and even if it does, it may not be able to sustain being profitable.

The Company plans to raise additional capital through debt or equity financing, which may include the issuance of one or more convertible notes or raising additional funds from existing investors (either through debt or equity). However, there is no assurance such funding will be available to the Company or that it will be obtained on terms favorable to the Company or that any such funding will provide the Company with sufficient funds to meet its objectives. If the Company’s payout is significant and it is unable to obtain financing from outside sources and eventually produce sufficient revenue, management may be forced to sell the Company’s assets or curtail or discontinue its operations. As a result of these uncertainties, management of the Company believes that substantial doubt exists about the Company’s ability to continue as a going concern.

The unaudited condensed consolidated financial statements of the Company do not include any adjustments that might result from the outcome of these aforementioned uncertainties.

BLOOM HOLDCO LLC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(Unaudited)

NOTE 2 – BASIS OF PRESENTATION, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) and pursuant to the accounting and disclosure rules and regulations of the SEC. In the opinion of management, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods presented. Certain information or footnote disclosure normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which contain a description of the Company’s significant accounting policies. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the Company’s audited consolidated financial statements.

The Company’s reporting currency is the U.S. Dollar. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Results for interim periods are not necessarily indicative of results to be expected for a full year or any future period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as the reported amounts of expenses during the reporting period. The most significant estimates inherent in the preparation of the Company’s unaudited consolidated financial statements include, but are not limited to, that related to the valuation allowance for the note receivable and estimates of interest payable on the token sale liability, among others. These estimates and assumptions are based on the Company’s historical experience, and on various other factors that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Fair Value of Financial Instruments

The following tables present the Company’s fair value hierarchy for its money market securities measured at fair value on a recurring basis (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets included in:
Cash and cash equivalents
Money market fund	$3,976	$-	$-	$3,976
	$3,976	$-	$-	$3,976

	September 30, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets included in:
Cash and cash equivalents
Money market fund	$3,259	$-	$-	$3,259
	$3,259	$-	$-	$3,259

The carrying values reported in the Company’s unaudited condensed consolidated balance sheets for cash (excluding cash equivalents which are recorded at fair value on a recurring basis), accounts payable and accrued expenses are reasonable estimates of their fair values due to the short-term nature of these items.

BLOOM HOLDCO LLC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(Unaudited)

Token Sale Liability

The Company sold BLT in a token sale that raised approximately $32.3 million of capital to develop the VC technology and Platform. Management of the Company evaluated the terms of the BLT sold and concluded that the amounts raised represent a liability; specifically, a demand loan, due to the lack of a stated maturity date and stated interest rate related to the outstanding liability. The Company has reflected the amounts raised as a current obligation on its condensed consolidated balance sheets as of June 30, 2023 (unaudited), and as a long-term obligation as of September 30, 2022. Pursuant to the SEC Order, the Company has undertaken steps to register the BLT with the SEC and conduct a claims process to compensate purchasers of BLT who purchased them directly from the Company. To satisfy the SEC’s recovery requirement, through the claims process, purchasers of BLT that still own the securities are entitled to submit a claim for their consideration paid plus interest and less any income received, while any BLT purchasers that no longer own BLT may submit a claim for damages. A notice about the SEC Order along with a claim form will be distributed to potential claimants by electronic means within 60 calendar days after the filing of the Company’s 1934 Act Registration (“Effective Date”), meaning by August 4, 2023 (see Note 7). The claim form will include a link to the Company’s filing page on EDGAR, informing all persons and entities that purchased tokens from the Company before and including January 2, 2018, of their potential claims under Section 12(a) of the Securities Act upon the tender of such security, or for damages if the purchaser no longer owns the security. Claimants will have until the earlier of three months from the date the SEC Division of Corporation Finance notifies the Company that their review of the Form 10 has been concluded or six months from the Effective Date to submit a claim of their rights under Section 12(a) of the Securities Act (the “Claim Form Deadline”). As such, the Company estimated and recorded a current accrued interest payable of approximately $4.5 million and $3.6 million as of June 30, 2023 (unaudited) and September 30, 2022, respectively, on its unaudited condensed consolidated balance sheets. The Company calculated the estimated interest for the total outstanding liability using the applicable federal rates published by the Internal Revenue Service (“IRS”) of 3.91% and 3.14% per annum for June 2023 and September 2022, respectively. The Company is unable to reasonably estimate or record an amount for expected damages prior to the claims process. Claims will be settled in cash.

No claims will be paid prior to the Claim Form Deadline. Subsequent to the Claim Form Deadline, the Company will begin to pay all valid refund claims. If the Company has a sufficient amount of cash on hand, all valid refund claims will be paid in full. If the Company does not have a sufficient amount of cash on hand to pay all valid refund claims, depending on the cash shortfall, the Company intends to seek funding from outside investors (either through the sale of additional equity or otherwise) or seek debt financing from third-party lenders. In this case, all valid refund claims will be partially paid, on a pro rata basis, until we can obtain additional financing, and all unpaid amounts will continue to accrue interest until paid in full. Such additional financing (whether debt or equity) may not be available on favorable terms, or at all, and could increase the Company’s debt balance and result in significant expense to the Company.

As amounts are claimed by BLT purchasers and repaid by the Company, the amounts paid will reduce the balances of the token sale liability and accrued interest on the Company’s unaudited condensed consolidated balance sheet, with no gain or loss recognized at repayment. Upon completion of the claims process, any amounts of the token sale liability that are not claimed will be retired or extinguished and removed from the unaudited condensed consolidated balance sheet.

As part of the SEC Order, the Company has certain reporting obligations to the Staff. These obligations are described below.

Beginning thirty (30) days after the Claim Form Deadline, the Company will submit to the Staff a monthly report of the claims received and the claims paid, including (a) identifying information about each claimant; (b) the amount of each claim; (c) the resolution of each claim, including the amount of each payment; (d) identification of all claims not paid and the reasons for all non-payment of claims; and (e) a list of all complaints received (if any) and the manner in which the Company addressed each complaint. The Company will provide the Staff with any related additional information or documentation reasonably requested by the Staff, such as documentation submitted by the claimant and documentation supporting the Company’s decision regarding the claim. In response to any objections by the Staff to the Company’s handling of one or more claims, the Company will reconsider its decision(s) in light of the objection and will provide a written explanation to the Staff of its decision following such reconsideration.

Within four (4) months of the Claim Form Deadline, the Company will submit to the Staff a final report of its handling of all claims, including all information required in the monthly reports (the “Final Report”).

The Company will certify, in writing, compliance with the undertakings set forth above within sixty (60) days of final completion of all such undertakings. The certification will identify the undertaking, provide written evidence of compliance in the form of a narrative, and be supported by exhibits sufficient to demonstrate compliance.

Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the chief operating decision maker, or decision-making group, in deciding how to allocate resources to an individual segment and in assessing performance. The chief operating decision maker, or decision-making group, reviews financial information for the purposes of making operating decisions, allocating resources, and evaluating financial performance of the business of the reportable operating segments, based on discrete financial information. For the periods ended June 30, 2023 and 2022, the Company views its operations and manages its business as one segment and, accordingly, no further segment disclosures have been presented herein.

BLOOM HOLDCO LLC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(Unaudited)

Net Loss Per Membership Share

Basic net income (loss) per membership share is computed by dividing net income (loss) allocated to members by the weighted average number of membership shares outstanding during the period. Diluted net income (loss) per membership share reflects the potential dilution that could occur if securities or other contracts to issue membership shares were exercised or converted into membership shares or resulted in the issuance of membership shares that then shared in the earnings of the entity. Dilutive potential membership shares include the Company’s unvested RSUs and unvested PSUs. As mentioned above, the RSUs and PSUs have a second vesting condition that is contingent upon a liquidity event that did not occur during the reported periods and as such, the unvested RSUs and PSUs must be excluded from the computation of diluted net income (loss) per share because inclusion of the options in the calculation would be antidilutive. There was a total of 609 and 679 unvested RSUs and PSUs as of June 30, 2023 and 2022, respectively, that were excluded from the computation of diluted net income (loss) per membership share.

Recently Issued Accounting Pronouncements

The Company reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on its unaudited condensed consolidated financial statements.

NOTE 3 – ACCRUED EXPENSES, ACCRUED LIABILITY FOR MEMBER DISTRIBUTIONS AND INCOME TAX PAYABLE

As of June 30, 2023 and September 30, 2022, the Company’s accrued expenses were approximately $0.04 million and $0.05 million, respectively and consisted primarily of amounts due for payroll-related liabilities.

Accrued liabilities for member distributions represent distributions owed to the Company’s members pursuant to the Operating Agreement. As of June 30, 2023 (unaudited) and September 30, 2022, the Company’s accrued liabilities for member distributions were approximately $2.5 million and $2.0 million, respectively.

Income tax payable consists of the Company’s current income tax payable of approximately $3.9 million and $3.5 million as of June 30, 2023 (unaudited) and September 30, 2022, respectively, which is recorded in income tax payable, short-term on the condensed consolidated balance sheets. In addition, the income tax payable also includes the tax liability owed to the IRS pursuant to its tax period ended September 30, 2019 (the “2019 tax liability”). The original balance of the 2019 tax liability was $3.6 million, which the Company agreed to pay to the IRS in annual installments over 8 years. As of June 30, 2023 and September 30, 2022, the remaining balance of the 2019 tax liability was approximately $2.1 million and $2.5 million, respectively, with approximately $0.3 million included in income tax payable, short-term on the unaudited condensed consolidated balance sheets as of both dates, and the remainder recorded in income tax payable, long-term.

NOTE 4 – MEMBERS’ DEFICIT

The Company has two classes of membership shares, (i) voting and (ii) nonvoting shares. Membership shares authorized by the First Amended and Restated Operating Agreement of Bloom (the “Operating Agreement”) total 10,000 shares, consisting of 9,000 voting shares and 1,000 nonvoting shares. The nonvoting shares were reserved for issuance under the Bloom Amended and Restated 2019 Equity Incentive Plan (the “Equity Incentive Plan”). As of June 30, 2023 and September 30, 2022, none of the Company’s nonvoting shares were outstanding.

NOTE 5 – SHARE-BASED COMPENSATION

In 2019, the Company’s members adopted the Bloom HoldCo LLC Amended and Restated 2019 Equity Incentive Plan (as amended from time to time, most recently on August 11, 2021, the “2019 Plan”). The 2019 Plan provides for the grant of RSUs and PSUs to employees, officers, directors and consultants. As of June 30, 2023, the aggregate number of shares authorized for issuance under the 2019 Plan totaled 1,000 shares and there were 391 shares available for future grants.

BLOOM HOLDCO LLC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(Unaudited)

The Company’s RSU and PSU awards expire after 10 years and are generally subject to two vesting requirements that must both be satisfied in order for the RSU or PSU to vest, the first of which is a service-based condition, and the other vesting condition is contingent upon a liquidity event. The service condition requirement for the awards is generally satisfied for 25% of the awards after one-year with the remainder of the service condition requirement being satisfied monthly over the following three-year period. Certain of the RSUs and PSUs issued by the Company have an exempt portion of the award that is not subject to the service-based vesting condition and is only subject to vesting pursuant to a contingent liquidity event. Upon the occurrence of a liquidity event, 100% of the exempt RSUs and PSUs, as well as all RSUs and PSUs that have met the service-based vesting condition would vest. A liquidity event for purposes of vesting of the RSUs and PSUs means the first to occur of: (1) an underwritten public offering by the Company of its securities (i.e., an initial public offering), (2) a Change in Control or (3) a Dissolution Event (both (2) and (3) as defined in the 2019 Plan). Upon a liquidity event, RSU holders are entitled to payment of cash or issuance of one share for each vested RSU, and PSU holders are entitled to payment equal to the fair value of membership shares less a strike price. Other than issuance of shares for RSUs or a payment for PSUs upon a liquidity event, the Company’s RSU and PSU awards provide no economic value and have no voting rights. Due to the presence of a vesting condition, that is contingent upon a liquidity event not considered probable by management, for all of the Company’s issued and outstanding RSU awards and PSU awards, the Company has recognized no compensation expense for its issued share-based compensation awards.

To determine the amount of unrecognized compensation cost, the Company would need to determine the estimated grant date fair value of its membership shares on the date of grant for each of the awards issued, which it has not done due to the expense associated with obtaining multiple valuations from a third-party valuation firm, but also because management does not consider the liquidity event to be probable. Should the liquidity event occur in the future prior to the expiration of the outstanding RSUs and PSUs, the Company will obtain the necessary valuations of its membership shares so that it can calculate and recognize share-based compensation for these awards at the time of the liquidity event based upon the estimated grant date fair values of the awards.

The following table summarizes the Company’s RSU and PSU activity for the periods presented:

	Number of RSUs	Number of PSUs	Total
Unvested – September 30, 2022	671	8	679
Forfeited	(70)	-	(70)
Unvested – June 30, 2023	601	8	609

BLOOM HOLDCO LLC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company, and its subsidiaries, are subject at times to various claims, lawsuits and governmental proceedings relating to the Company’s business and transactions arising in the ordinary course of business. The Company cannot predict the final outcome of such proceedings. Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including, consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. Certain of the claims, lawsuits and proceedings arising in ordinary course of business are covered by the Company’s insurance program. The Company maintains various types of liability insurance in an effort to protect the Company from such claims. In terms of any matters where there is no insurance coverage available to the Company, or where coverage is available and the Company maintains a retention or deductible associated with such insurance, the Company may establish an accrual for such loss, retention or deductible based on current available information.

In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements, and the amount of loss is reasonably estimable, then an accrual for the cost to resolve or settle these claims is recorded by the Company in the accompanying unaudited condensed consolidated balance sheets. If it is reasonably possible that an asset may be impaired as of the date of the unaudited condensed consolidated financial statements, then the Company discloses the range of possible loss. Expenses related to the defense of such claims are recorded by the Company as incurred and included in the accompanying unaudited condensed consolidated statements of operations.

Management, with the assistance of outside counsel, may from time to time adjust such accruals according to new developments in the matter, court rulings, or changes in the strategy affecting the Company’s defense of such matters. On the basis of current information, the Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims, other than the SEC Order related to the Company’s ICO discussed above in Note 1 – Description of the Organization and Business Operations and Note 2 – Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements.

NOTE 7 – SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through September 18, 2023 to ensure that these consolidated financial statements include appropriate disclosure of events both recognized in the condensed consolidated financial statements and events which occurred but were not recognized in the condensed consolidated financial statements. Except as disclosed above in Note 1 – Description of Organization and Business Operations, and stated below -  the Company has concluded that no subsequent events besides what has occurred below that requires recognition or disclosure.

On August 4, 2023, a notice about the SEC Order along with a claim form was distributed to potential claimants by electronic means (see Note 2).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto included in this Quarterly Report. The following discussion includes forward-looking statements about our business, financial condition and results of operations, including discussions about management’s expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends and should not be construed either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. See “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.”

Overview

Bloom is a technology company dedicated to assisting individuals and organizations with management of their data. Our core mission is to empower individuals by providing them with greater control over how their personal information is stored and shared, while simultaneously providing tools for mitigating the risk of data breaches and misuse for both individuals and organizations. We expect to achieve this by utilizing our cutting-edge Verifiable Credential (“VC”) technology. Over the last five years, the Company has developed its VC technology for both retail consumers and enterprises. The VC technology is designed to give individuals control over how their data is stored and used, with a goal of reducing the risk of data breach and misuse.

We believe that our VC technology provides a secure and convenient way for users to share their personal data with third parties. Instead of repeatedly sharing and exposing the same personal information to a risk of breach or misuse, users can provide their data once to an accredited data attestor who then issues a tamper-resistant verifiable credential. This credential is cryptographically secured and stored on the user’s device, accessible only by the user of the device via passcode or biometric unlock, is reusable and easy to share with requesting third parties.

We believe that our VC technology is versatile and has potential applicability across a wide range of industries. Our VC technology was initially built with a focus on decentralized identity and credit scoring using an end-to-end protocol for identity attestation, risk management and credit scoring on the blockchain. BLT was initially intended to function as both a currency and voting mechanism. Our development efforts over the past five years have expanded our capabilities to now also serve commercial customers who are not on the blockchain. Today, BLT no longer has any other uses or functionalities on our Platform. We no longer support voting matters or enable protocol changes by BLT holders. As a result, while blockchain technology continues to be an important building block of our Platform, our business strategy is shifted toward supporting retail and commercial users who are both on and off the blockchain. In furtherance of our strategy and to focus our support for off blockchain users, the Company has moved away from supporting BLT on our network. Further, we have a strategy to broaden the awareness of our VC technology by offering our app to retail users without charge. Hence, the ability of prospective users to pay for these services with BLT no longer has value. Our revenue strategy is now focused on the potential enterprise customers. Finally, we intend to establish strategic relationships with key industry players to increase our market reach and enhance our service offerings.

Results of Operations

Results of Operations for the Three and Nine Months Ended June 30, 2023 and 2022

The following table shows our results of operations for the periods indicated. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Operating expenses (income)
General and administrative	$2,021	$1,637	$4,128	$4,987
Depreciation and amortization	2	2	6	7
Realized gains from exchange of digital assets	-	(5,007)	-	(5,042)
Total operating expenses (income)	2,023	(3,368)	4,134	(48)
Total operating (loss) income	(2,023)	3,368	(4,134)	48

Other expense
Interest expense, net	(244)	(252)	(875)	(756)
Other expense	(126)	-	(126)	-
Total other expense	(370)	(252)	(1,001)	(756)
Loss before income taxes	(2,393)	3,116	(5,135)	(708)

Income tax benefit	578	1,640	1,248	208
Net income (loss)	$(1,815)	$1,476	$(3,887)	$(500)

Basic and diluted net income (loss) per membership share	$(201.62)	$164.02	$(431.89)	$(55.56)
Basic and diluted weighted average membership shares outstanding	9,000	9,000	9,000	9,000

General and administrative

General and administrative expenses were $2.0 million for the three months ended June 30, 2023 compared to $1.6 million for the three months ended June 30, 2022, an increase of approximately $0.4 million. This was driven by a $0.4 million increase in legal fees during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 based on the increase legal requirements on the Company due to the filing requirements with the SEC. Outside accountants also increased by $0.3 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 based on the increased accounting and audit requirements driven by the filing obligations with the SEC. These increases were offset by a reduction of $0.2 million of payroll expenses in the three months ended June 30, 2023 compared to three months ended June 30, 2022, driven by less full-time employees during this time period, and a reduction of $0.1 million of sales and marketing contractors in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 due to a reduction in the number of contractors used during the three months ended June 30, 2023.

General and administrative expenses were $4.1 million for the nine months ended June 30, 2023 compared to the nine months ended June 30, 2022, which was $5.0 million, a decrease of approximately $0.9 million. The decrease was approximately $0.6 million for payroll, due to less employees for the nine months ended June 30, 2023 versus the corresponding period from the previous year, $0.4 million decrease for legal fees, due to litigation being settled the nine months ended June 30, 2022, $0.3 million decrease for advertising and marketing based on the pullback in 2023 from business development personnel and advertising and marketing in the nine months ended June 30, 2023 and a $0.1 million decrease in data purchases used in the product during the nine months ending June 30, 2022. These decreases totaling $1.4 million were partially offset by increases of $0.5 million in outside accountants due to increase costs for audits and SEC filing reviews.

Realized gains on exchange of digital assets

Realized gains on the exchange of digital assets in the three months ended June 30, 2023 and 2022 were nil and approximately $5.0 million in each respective period. The period ended June 30, 2022 includes Company sales of Ethereum. The three months ended June 30, 2023 did not have any sales of Ethereum.

Realized gains on the exchange of digital assets in the nine months ended June 30, 2023 and 2022 were nil and approximately $5.0 million in each respective period. The period ended June 30, 2022 includes Company sales of Ethereum. The nine months ended June 30, 2023 did not have any sales of Ethereum.

Interest expense (net)

Interest expense in the three months ended June 30, 2023 and 2022 were $0.2 million and $0.3 million, respectively. This is the interest accrual on the Token Sale amount pursuant to the refund process the Company has underway.

Interest expense in the nine months ended June 30, 2023 and 2022 were $0.9 million and $0.8 million, respectively. This is the interest on the Token Sale amount that is subject to refund pursuant to the SEC Order. The increase in the nine months ended June 30, 2023 and 2022 is primarily driven by the higher cost of debt due to higher interest rates in the nine months ended June 30, 2023.

Other expense

Other expense in the three months ended June 30, 2023 and 2022 were $0.1 million and nil, respectively. The increase in the three months ended June 30, 2023 was due to fine and penalties incurred related to a state filing penalty.

Other expense in the nine months ended June 30, 2023 and 2022 were $0.1 million and nil, respectively. The increase in the nine months ended June 30, 2023 was due to fine and penalties incurred related to a state filing penalty.

Income tax benefit

Income tax benefit was $0.6 million during the three months ended June 30, 2023 as compared to $1.6 million for the three months ended June 30, 2022. This higher income tax benefit is the result of the deferred tax assets the Company currently has recorded on its condensed consolidated balance sheet as of June 30, 2023.

Income tax benefit was $1.2 million during the nine months ended June 30, 2023 as compared to $0.2 million for the nine months ended June 30, 2022. This was due to losses incurred during the year.

Liquidity and Capital Resources

The Company incurred a net loss of $1.8 million during the three months ended June 30, 2023. The Company incurred a net income of $1.5 million during the three months ended June 30, 2022. The difference between the two periods was the realized capital gains from the sale of Ethereum by the Company.

We incurred net losses of $3.9 million during the nine months ended June 30, 2023. Additionally, we used cash in operations of $9.4 million during the nine months ended June 30, 2023.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP and Securities and Exchange Commission regulations, assuming the Company will continue as a going concern. In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the Company’s financial statements were issued on September 18, 2023. Management considered the Company’s current financial condition and potential liquidity sources, including current funds available, forecasted future cash flows (or lack thereof) and the Company’s conditional and unconditional obligations due before 12 months from the issuance of the Company’s financial statements up to September 18, 2024.

The Company did not generate any revenue from operations for the nine months ended June 30, 2023 and incurred a net loss of approximately $3.9 million for the nine months ending June 30, 2023, and is currently dependent upon proceeds from the sale of digital assets to fund its development of the Platform. In consideration of the SEC Order and corresponding requirement to complete the claims and registration process to compensate the BLT investors, as well as the total possible penalty that would be due to the SEC if the Company fails to complete claims and registration processes, management of the Company believes that its current financial resources may not be sufficient to fulfill these requirements due to uncertainty around the total amount of consideration that BLT purchasers may ultimately claim and/or whether the Company will be able to complete the claims and registration processes to the SEC’s satisfaction such that the SEC does not impose the springing penalty.

We plan to raise additional capital through debt or equity financing, which may include the issuance of one or more convertible notes or raising additional funds from existing investors (either through debt or equity). However, there is no assurance such funding will be available to the Company or that it will be obtained on terms favorable to the Company or that any such funding will provide the Company with sufficient funds to meet its objectives.

The Company’s ability to raise capital through the future issuance of additional debt or equity is unknown. Obtaining additional financing, the successful development of the Bloom Platform, and the Company’s transition, ultimately, to the attainment of profitable operations are necessary for continued operations. Uncertainty regarding the total consideration to be returned to the BLT investors pursuant to the SEC Order, as well as management’s ability to successfully resolve the other factors discussed above, raise substantial doubt about the Company’s ability to continue as a going concern. For additional information, see “Note 1 – Description of Organization and Business Operations” to the notes to our consolidated financial information.

Transactions with Related Parties

On July 18, 2022, we entered into a promissory note agreement with Jesse J. Leimgruber, one of our Founders and shareholders, pursuant to which we loaned to Mr. Leimgruber an aggregate principal amount of $2.6 million payable in U.S. dollars (the “Leimgruber Note”). The Leimgruber Note bears interest at 3.17 percent per annum, compounded monthly and has a stated maturity date of the earlier to occur of either (i) July 18, 2027, or (ii) a “Liquidity Event” as such term is defined in the amended and restated 2019 Equity Incentive Plan adopted by the Company’s Board on August 11, 2021 (as amended, the “2019 Plan”). Concurrently, we entered into an equity pledge agreement with Mr. Leimgruber (the “Leimgruber Equity Pledge Agreement”), pursuant to which all of Mr. Leimgruber’s ownership interest in the Company (a total of 2,250 Shares), including any dividend or distribution or otherwise that may be received in respect of the pledged Shares, were pledged as collateral for the Leimgruber Note. At the time that the Leimgruber Note was executed, Mr. Leimgruber was a Manager of the Company, but was removed as a Manager and from all positions with the Company and all of our subsidiaries effective as of May 11, 2023. As of September 30, 2022, the Company determined that the collectability of the carrying value of the note receivable, including the collateralized shares of the Company, was not probable and recorded a loss on impairment. For additional information, see “Note 9 – Related Party Transactions” to the notes to our audited consolidated financial statements.

Summary of Cash Flows for the Nine Months Ended June 30, 2023 and 2022

The following summarizes our sources and uses of cash for the periods indicated (in thousands):

	For the Nine Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(3,483)	$(6,650)
Net cash provided in investing activities	-	5,196
Net change in cash, cash equivalents and restricted cash	$(3,483)	$(1,454)

Operating Activities

Net cash used in operating activities decreased $3.2 million to $3.5 million for the nine months ended June 30, 2023 from $6.7 million for the nine months ended June 30, 2022. The main element of this change was the net loss of $3.9 million for the nine months ended June 30, 2023 versus a net income of $0.5 million for the nine months ended June 30, 2022. Other changes were driven by no realized gains from the exchange of digital assets from 2023, versus $5.0 million of gains in 2022. The income tax benefit was $1.2 million in 2023 versus $0.2 million in 2022. Accounts Payable changed from $0.3 million in 2023 versus ($0.2) million in 2022. Accrued Liabilities for member distributions changed from $0.5 million in 2023 versus ($0.3) million in 2022. Income Tax Payable changed from ($0.1) million in 2023 versus ($1.1) million in 2022.

Investing Activities

Net cash used in investing activities were nil and approximately $5.2 million during the nine months ended June 30, 2023 and 2022, respectively. The activity during the nine months ended June 30, 2022 was due entirely to proceeds from the exchange of ETH.

Limited Business History; Need for Additional Capital

We have a limited operating history. Proceeds from the Company’s Token Sale are still being used to fund operations. The Company is at risk when the proceeds from the Company’s Token Sale run out and the Company must rely on its operations to fund the Company.

For risks associated with this, see “Risks Factors—Risks Related to Our Business, Industry and Operations—We may need to raise additional capital, which may not be available on terms acceptable to us, or at all.”

Tax Liability

We accrued a tax liability to the IRS pursuant to our 2019 federal income tax return of $3.6 million, which the Company agreed to pay to the IRS in annual installments over 8 years. As of June 30, 2023, and as of September 30, 2022 and 2021, the remaining balance of the 2019 tax liability was approximately $2.1 million, $2.7 million and $3.0 million, respectively, and is included along with our other income tax payables incurred subsequent to 2019 within the income tax payable financial statement line item on our consolidated balance sheets.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. The most significant estimates inherent in the preparation of the Company’s consolidated financial statements include, but are not limited to, those related to the valuation allowance for the note receivable and estimates of interest payable on the token sale liability, among others.

Digital Assets

Digital assets, consisting entirely of ETH, are included in current assets on our consolidated balance sheets.

Digital assets held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, we have the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If management concludes otherwise, we are required to perform a quantitative impairment test. Management has elected to bypass the optional qualitative impairment assessment and to track ETH activity daily for impairment assessment purposes. Management determines the fair value of ETH on a nonrecurring basis in accordance with ASC 820, based on the lowest intra-day market price of ETH. Management performs an analysis each day to identify whether events or changes in circumstances, principally decreases in the quoted price of ETH on the active trading platform, indicate that it is more likely than not that our ETH are impaired. The excess, if any, of the carrying amount of ETH and the lowest daily trading price of ETH represents a recognized impairment loss. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. We account for sales and exchanges of ETH in accordance with the first in first out method of accounting.

Income Taxes

The Company records a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, Income Taxes (“ASC 740”). When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances The Company’s policy is to record interest and penalties, if any, as part of income tax expense.

Revenue recognition

We recognize revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer;

●	Step 2: Identify the performance obligations in the contract;

●	Step 3: Determine the transaction price;

●	Step 4: Allocate the transaction price to the performance obligations in the contract;

●	Step 5: Recognize revenue when the company satisfies a performance obligation.

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met: the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct. The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized as the performance obligation is satisfied over time.

Management judgment is required when determining the following: when a promised service transfers to the customer; and the applicable method of measuring progress for services transferred to the customer over time.

Share-based Compensation

Share-based compensation includes compensation expense for restricted stock unit (“RSU”) and phantom stock unit (“PSU”) awards granted to employees, consultants and advisors and is measured on the grant date based on the fair value of the award. The fair value of RSU and PSU awards is measured based upon the estimated fair value of our membership shares on the date of grant. The assumptions used in calculating the fair value of our membership shares are management’s best estimates and involve inherent uncertainties and the application of management’s judgment. We account for forfeitures as they occur. Our RSU and PSU awards are subject to two vesting requirements that must both be satisfied in order for the awards to vest, the first of which is a service-based condition, and the second vesting condition is contingent upon a liquidity event. Management has determined that a liquidity event is not probable. Due to the presence of a vesting condition for all of our issued RSU and PSU awards that is contingent upon a liquidity event not considered probable by management, we have recognized no compensation expense for our issued share-based compensation awards.

Settlement Order and Claims Process

On August 9, 2022, we entered into the SEC Order related to the determination by the SEC that BLT were “securities” under the Securities Act. In conjunction with the SEC Order, parties who obtained BLT from the Company between November 14, 2017 and January 2, 2018 (the “Potential BLT Claimants”) are entitled to a refund in the amount of consideration paid, plus interest, less the amount of any income received thereon, or for damages if the purchaser no longer owns the BLT. The Company calculated the estimated interest for the total outstanding Token Sale liability balance using the applicable federal rates published by the Internal Revenue Service. The SEC Order requires the Company to distribute by electronic means claim forms to the Potential BLT Claimants within 60 days of the filing of this Registration Statement or the date seven days after the Registration Statement becomes effective, whichever is sooner. The Potential BLT Claimants must submit claims by the claim form deadline, which deadline will be the earlier of three) months from the date that the SEC’s Division of Corporation Finance (the “Division”) notifies the Company that the SEC’s review of this Registration Statement has been concluded or six months from the date that this Registration Statement becomes effective (the “Claim Form Deadline”). Any amounts to be refunded will be paid in U.S. Dollars.

The total amount received in our Token Sale from the Potential BLT Claimants was approximately $32.3 million which, upon receipt, was recorded as a liability in the accompanying consolidated balance sheets. The total payments related to the claims process could exceed the liability reported in our consolidated balance sheets, however, a reasonable estimate of the possible losses or range of possible losses cannot be made at this time. The Company believes that, so long as we are in compliance with the SEC Order, the maximum amount payable is the amount received in our Token Sale, less amounts previously refunded (totaling approximately 50 ETH in a single refund in August 2018) plus interest. We cannot predict with certainty the amount that we may be required to pay to Potential BLT Claimants.

No claims will be paid prior to the Claim Form Deadline. Subsequent to the Claim Form Deadline, the Company will begin to pay all valid refund claims. If the Company has a sufficient amount of cash on hand, all valid refund claims will be paid in full. If the Company does not have a sufficient amount of cash on hand to pay all valid refund claims, depending on the cash shortfall, the Company intends to seek funding from outside investors (either through the sale of additional equity or otherwise) or seek debt financing from third-party lenders. In this case, all valid refund claims will be partially paid, on a pro rata basis, until we can obtain additional financing, and all unpaid amounts will continue to accrue interest until paid in full. Such additional financing (whether debt or equity) may not be available on favorable terms, or at all, and could increase the Company’s debt balance and result in significant expense to the Company.

In the event we are unable to raise additional debt or equity financing, we may have to cease operations, in which case we may:

●	file a petition for bankruptcy in U.S. Bankruptcy Court under Chapter 7, whereby a trustee will be appointed to sell off our assets, and the money will be used to pay off our debts according to their statutory priority. Refund claims of BLT holders will not have any greater priority than the Company’s other unsecured creditors, and such priority may be lower; or

●	file a petition for bankruptcy in U.S. Bankruptcy Court under Chapter 11 to restructure our debt, including our liability to BLT holders seeking a refund claim. Refund claims of BLT holders will not have any greater priority than the Company’s other unsecured creditors, and such priority may be lower. The Chapter 11 reorganization plan would describe the rights of BLT holders and what holders can be expected to receive, if anything, from the Company.

While we are uncertain whether any U.S. Bankruptcy Court has rendered any decision with respect to the treatment of tokens or digital assets analogous to BLT in a bankruptcy context, we believe BLT should not be viewed as analogous to more traditional securities (i.e., capital stock, warrants, etc.) as BLT currently lack the traditional features of such securities. For example, BLT do not currently convey any dividend, distribution, voting, liquidation or preemption rights to their holders. Similarly, BLT holders have no property, license or other right whatsoever with respect to any software that now exists or may ever be developed by the Company.

In addition, if certain holders of BLT affirmatively reject or fail to accept the offer pursuant to the claims process, they may have a right under the Securities Act after the expiration of the claims process. Consequently, should any offerees reject the offer pursuant to the claims process, expressly or by failing to timely return a claim, we may continue to be potentially liable under the Securities Act for the purchase price or for certain losses if the BLT have been sold. It may also be possible that by not disclosing that the BLT were unregistered, and that they may face resale or other limitations, we may face contingent liability for noncompliance with applicable federal and state securities laws. Additionally, the Company may be required to pay additional fines, penalties or other amounts in other jurisdictions. See “Part II. Item 1. Legal Proceedings” for additional information.

Recently Issued and Adopted Accounting Pronouncements

The Company has evaluated all recently issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s financial statements. See “Note Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements” to our Consolidated Financial Statements for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Limitations on Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in “Item 8. Legal Proceedings” in our Registration Statement on Form 10, as amended. There have been no material changes to the legal proceedings previously disclosed in the Registration Statement on Form 10.

ITEM 1A. RISK FACTORS

There have been no material changes in the significant risk factors that may affect our business, results of operations or liquidity as described in “Item 1A. Risk Factors” in our Registration Statement on Form 10, as amended.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the third quarter of 2023, none of our directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

The exhibits required to be filed or furnished by Item 601 of Regulation S-K are listed below.

Exhibit Number	Description
3.1	Second Amended and Restated Limited Liability Company Operating Agreement of Bloom HoldCo LLC, effective as of May 11, 2023 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10, filed with the SEC on June 5, 2023).
4.1	Bloom Protocol, LLC, Terms and Conditions Relating to Token Sale, dated as of November 15, 2017 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 10, filed with the SEC on June 5, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as the Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on September 18, 2023.

Bloom HoldCo LLC

By:	/s/ Ryan D. Faber
	Name:	Ryan D. Faber
	Title:	Chief Executive Officer and Manager
(Principal Executive Officer)

By:	/s/ Steven P. Mullins
Steven P. Mullins
	Title:	Chief Financial Officer and Manager
(Principal Financial Officer and Principal Accounting Officer)