Form 10-K
period 2023-09-30
Bloom HoldCo LLC
filed 2023-12-21
CIK 1975931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-56556

Bloom HoldCo LLC

(Exact name of registrant as specified in its charter)

Delaware	82-4706208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PMBS 1387, 1000 Brickell Avenue, Suite 715, Miami FL 33131

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (850) 660-7301

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
BLT

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 19, 2023, the registrant had 9,000 limited liability company units outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include those that express a belief, expectation, or intention, as well as those that are not statements of historical fact. Forward-looking statements include information regarding our future plans and goals, as well as our expectations with respect to:

●	Our industry;

●	Our business strategy and future growth prospects;

●	Our future profitability, cash flows and liquidity;

●	Our financial strategy, budget, projections and operating results;

●	Expectations of the effect on our financial condition of claims, litigation, and contingent liabilities, including our settlement with the SEC related to our Token Sale and the BLT claims process;

●	Strategy for risk management;

●	The market for our existing and future products and services;

●	Competition and government regulations; and,

●	General economic conditions, including interest rates, and inflation.

These forward-looking statements may be accompanied by words such as “anticipate,” “believe,” “budget,” “could,” “estimate,” “expect,” “future,” “intend,” “likely,” “may,” “objective,” “outlook,” “plan,” “potential,” “predict,” “project,” “pursue,” “seek,” “should,” “would,” “will” or similar words or expressions that are predictions of or indicate future events or trends that do not relate to historical matters.

The forward-looking statements in this Annual Report speak only as of the date of this Annual Report, or such other date as specified herein. We disclaim any obligation to update these statements unless required by law, and we caution you not to place undue reliance on them. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties include, but are not limited to, the following:

●	the economic conditions in the digital asset industry and market(s);

●	changes in consumer demand for, and acceptance of, our products and services;

●	changes in consumer trust for blockchain technology and for our products and services;

●	commercial feasibility and success of our products and services;

●	our ability to maintain consumer confidence in the operations and value of our products and services;

●	our ability to grow and retain our customer base;

●	the price and availability of debt and equity financing (including changes in interest rates);

●	the impact on our financial condition of the SEC Order, and the effect of the potential payout to BLT claimants entitled to a refund pursuant to the claims process required under the terms of the SEC Order;

●	our ability to pay all valid claims made pursuant to the claims process;

●	the effect of existing and future laws and governmental regulations (or the interpretation thereof) on us and our customers;

●	competitive condition in our industry;

●	the loss or theft of, or restriction of our access to, our cryptocurrency holdings;

●	loss or corruption of our information or a cyberattack on our computer systems;

●	actions taken by our customers, competitors, and third-party service providers;

●	the effects of future litigation;

●	acts of terrorism, war or political or civil unrest in the United States or elsewhere; and

●	the severity and duration of widespread health events and related economic repercussions on our industry.

These and other important factors that could affect our operating results and performance are described in (i) Part I, Item 1A “Risk Factors” and in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report, and elsewhere within this Annual Report, (ii) our other reports and filings we make with the SEC from time to time, and (iii) other announcements we may make from time to time. Should one or more of the risks or uncertainties described in the documents above or in this Annual Report occur, or should underlying assumptions prove incorrect, our actual results, performance, achievements, or plans could differ materially from those expressed or implied in any forward-looking statements. All such forward-looking statements in this Annual Report are expressly qualified in their entirety by the cautionary statements in this section.

Summary of Principal Risk Factors

Our business is subject to a number of risks and uncertainties. The following is a summary of the principal risk factors that could materially adversely affect our business, financial condition and results of operations. A more complete statement of those risks and uncertainties is set forth in “Risk Factors” in Item 1A of Part I of this Annual Report.

●	We have a history of operating losses and expect to incur significant additional operating losses in the future.

●	We have contingent liabilities of an uncertain amount related to our Token Sale and the SEC Order.

●	Our registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern in their audit report.

●	Our liquidity may be adversely affected by extremely volatile functions in the market price of ether (“ETH”) we hold or by changes in regulation concerning such ETH we hold.

●	Our cryptocurrency may be subject to loss, theft, or restriction on access.

●	Our Founders, members and management own all of our equity and are able to exert significant control over matters pertaining to management and operation of the Company, and disagreement among our Founders could have a material adverse effect on our business and operations.

●	We could be subject to additional civil or criminal penalties and sanctions if we violate the terms of our settlement with the SEC.

●	We may need to secure financing in the future and our ability to secure future financing is uncertain.

●	If we fail to establish or maintain an effective system of internal controls, we may be unable to accurately report our financial results or prevent fraud, and our business and the market price of BLT may, therefore, be adversely affected.

●	Our management has limited experience in operating a public company.

●	Cryptocurrency and similar types of digital assets that may be subject to unique accounting risks.

●	We may have insufficient funds to satisfy claims made pursuant to the claims process.

●	Holders of BLT do not have rights as stockholders of our Company and BLT has limited utility.

●	BLT may have very limited or no future use or value given that we are no longer maintaining or supporting the BLT.

●	We may continue to have potential liability even after the claims process is made due to our issuances of securities in possible violation of the federal and state securities laws.

●	Data collection in Europe and some U.S. states are governed by restrictive regulations governing the use, processing, and cross-border transfer of personal information.

●	The regulatory regime governing digital assets is still developing, and regulatory changes or actions may alter the nature of an investment in digital assets, including BLT, or restrict the use of digital assets, including BLT, in a manner that adversely affects holders and our business.

●	We may be negatively impacted by vulnerabilities in the encryption technology we use.

●	Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.

●	We may face cyber-attacks and other cyber security risks.

PART I

ITEM 1. BUSINESS

Unless the context otherwise requires or as is otherwise indicated, references in this Annual Report to the “Company,” “Bloom,” “we,” “our” and “us,” or like terms, refer to Bloom HoldCo LLC, a Delaware limited liability company, and its consolidated subsidiaries.

Overview

Bloom was organized as a limited liability company under the laws of the State of Delaware on December 27, 2017. Bloom is the holding company of Bloom Ltd., which was formed on September 6, 2017, under the laws of Gibraltar (“Bloom Ltd.”). Bloom Ltd. is the sole managing member of Bloom Protocol LLC, which was organized as a Delaware limited liability company on October 26, 2017 (“Bloom Protocol”).

From November 2017 to January 2018 (the “Token Sale”), we offered and sold the Bloom Token (the “BLT”), which was intended to function as both a currency and a voting/governance mechanism on our Platform. BLT was intended to allow prospective users to pay identity verification and credit risk assessment companies for their services. Additionally, BLT was intended and designed to serve as a proposal mechanism for instituting changes to the Bloom network and thereby allow Bloom to maintain a credit scoring system which responds to the needs of BLT holders in their capacity as users. During the Token Sale, Bloom raised an aggregate of approximately $32.3 million through a sale of an aggregate of approximately 57 million BLT at purchase prices ranging between $0.50 and $0.67 per BLT (for public participants, the price of each BLT was $0.67, and for the pre-sale participants, the purchase price ranged between $0.50 and $0.57).

On August 9, 2022, the U.S. Securities and Exchange Commission (the “SEC”) issued an order (the “SEC Order”) and announced charges against the Company for conducting an unregistered offering of digital asset securities. The SEC Order found that the Company offered and sold BLT as investment contracts, which constituted securities, yet failed to register the offering of the BLT with the SEC, nor did it qualify for an exemption to the registration requirements. As part of the SEC Order, we were required to register our BLT with the SEC. On June 5, 2023, we filed a registration statement on Form 10 with the SEC (the “Registration Statement”), which became effective on August 4, 2023 in accordance with the SEC’s requirements under the Exchange Act of 1934, as amended (the “Exchange Act”), and, as a result, the Company is now a reporting issuer under the Exchange Act.

The use of BLT on our Platform is governed by the Terms and Conditions, and we may amend or revise the Terms and Conditions at any time without the consent of BLT holders. Amendments may include imposing restrictions on the transfer of BLT on our Platform, which could have a material adverse effect on the value of BLT. Moreover, due to legislative or regulatory changes, for example SEC guidance or regulatory rulemaking, we may be legally required to amend the rights afforded to holders of BLT. These potential changes can have an adverse impact on an investment in a BLT. If we make any amendments to the Terms and Conditions, we will publish a notice and a summary of the changes, including section references, to the Terms and Conditions, together with the updated Terms and Conditions on our website and we will change the “Last Updated” date at the top of the Terms and Conditions. Any amended Terms and Conditions shall become effective immediately upon the publication of the notice and updated Terms and Conditions on our website. See “Item 1A. Risk Factors – We may amend the uses of, and your rights under, BLT at any time”, and “Exhibit 4.2. Description of Bloom HoldCo LLC’s Securities.”

As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our commercial operations have not generated any revenue from operations for the year ended September 30, 2022 or the year ended September 30, 2023, and the Company is currently primarily dependent upon proceeds from the sale of BLT in our Token Sale, including the sale of digital assets obtained in connection therewith to fund operational and marketing activities, including development of our products and services. Based on this, as well as the uncertainty regarding the total amount of consideration to be returned in the claims process under the SEC Order and other factors, our management and our independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. See “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 1 – Description of Organization and Business Operations – Going Concern” to the notes to our consolidated financial statements for additional information.

Bloom is a technology company dedicated to assisting individuals and organizations with management of their personal identification data. Our core mission is to empower individuals by providing them with greater control over how their personal information is stored and shared, while simultaneously providing tools for mitigating the risk of data breaches and misuse for both individuals and organizations. We expect to achieve this by utilizing our cutting-edge Verifiable Credential (“VC”) technology.

Our Business

Over the last five years, the Company has developed its VC technology for both retail consumers and enterprises. The VC technology is designed to give individuals control over how their data is stored and used, with a goal of reducing the risk of data breach and misuse. To date, the Company has not sold its VC technology as a platform or otherwise to either retail consumers or enterprises. There has been no revenue activity in the fiscal years ended September 30, 2022 and 2023.

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

The Company’s VC technology offers multiple potential benefits to retail users as well as organizations, including:

●	Security: VCs are designed to be tamper-resistant and cryptographically secured, and are intended to thereby reduce the risk of data breach and misuse.

●	Convenience: Once a user’s data is verified by an accredited data attestor, the user can then use the VC multiple times, reducing the need for repeated sharing of personal information, thereby mitigating the likelihood of a breach or misuse of the information.

●	Control: Users have control over their personal data and can choose when and with whom to share it.

●	Trust: VCs are designed to be a trust mechanism between different parties, which the Company believes makes them a valuable tool for industries like finance, gaming, employment, and healthcare that require proof of identity, qualifications and other information.

The Company’s VC technology is built to be self-sufficient and does not rely on third-party service providers other than accredited data attestors for its functionality. We believe that our VC technology is versatile and has potential applicability across a wide range of industries, as described above.

Our Product Offerings (the “Platform”)

Platform for Retail Users:

The Company’s mobile application, or “app,” is designed to provide retail users with a secure and convenient way to take control of their personal data. Our app’s retail user Platform offers the following features and benefits:

●	Verifiable Credentials: The Company’s app allows users to generate and store VCs on their personal device. These VCs are designed to be tamper-resistant and cryptographically secured, providing a high level of data security. The VCs are stored locally on each user’s device and require the user’s authentication to release information to an authorized third-party recipient.

●	Elimination of Redundant Data Entry: With the Company’s app, users no longer have to repeatedly enter the same data when signing up for different services. Instead, users can simply share their VCs with authorized third parties, reducing the time and effort required by the recipient to verify the user’s data.

●	Monitoring Features: The Company’s app offers complimentary security features such as hack monitoring and credit monitoring, designed to help users stay on top of potential threats to their personal data.

●	Secure Sharing: Users can share their VCs with compatible third parties, such as employers or lenders who have taken steps to integrate and permit the use of VCs on their systems, and third parties receiving the VCs can review the data with the understanding that the VCs were verified by accredited data attestors. To date, the Company has not generated revenue from service providers or employers who have taken steps to make their systems compatible with our VC technology. Our focus has been on developing the app and raising awareness of the app with users through word of mouth, our website and paid marketing.

●	Special Offers: We plan to introduce a feature to the app that will allow users to use their VCs to unlock special offers from participating businesses, providing users with discounts and other benefits.

●	Personalized Experience: The app provides a personalized experience for each user, allowing them to generate and manage their own VCs and choose which third parties to share them with.

●	Easy to Use: The app is developed with a focus on ease of use, with an interface aimed to enable users to quickly generate, manage, and share their VCs.

Platform for Enterprises:

Our app’s enterprise Platform is designed to be easily integrable for commercial users. For example, businesses who decide to use our Platform can build their employee and user on-boarding and data collection processes with the Company’s enterprise Platform. Our app’s enterprise Platform provides the following benefits to businesses:

●	Streamlined Data Processing: Our Platform seeks to allow enterprises to streamline their data processes, with a goal of reducing the time and resources required to verify data. This is intended to help businesses onboard new employees, customers and clients faster.

●	Increased Data Security: Our Platform provides an additional layer of security for customer data, with a goal of reducing the risk of data hacks and breaches. By storing data on their personal devices, customers of the businesses who decide to use our enterprise Platform should have greater control over who can access their data and when. The data on a user’s personal device has been cryptographically signed by Bloom, protecting the authenticity of the data even after it has gone through the custody of the user’s personal device.

●	Improved Customer Experience: Our Platform aims to provide a seamless and user-friendly experience for customers. By eliminating the need for customers to repeatedly provide the same data to different service providers, our VC technology creates a more convenient and efficient experience for the customers of businesses who decide to use our enterprise Platform.

●	Customizable Solutions: Our Platform is designed to be customizable to the specific needs of each enterprise. This versatility should enable businesses to tailor their data collection processes to their unique requirements and customer preferences. For example, one business might need to know the exact age of a customer while another only needs verification that the customer is older than 21.

●	Access to Verified Data Sources: Our Platform provides access to a number of verified data sources and we expect to eventually provide access to a larger number of such verified data sources, which should enable enterprises to gather and verify customer data quickly and easily. This data is anticipated to include verified information such as phone number, KYC/AML and bank balance. Our ability to expand the number of verified data sources depends on identifying the types of data that would be helpful to enterprises. A core feature of our technology is to provide high-quality verification data about individual and organizational users of the Platform. To accomplish this, third-party data sources are integrated and synthesized into a standardized format, and then digitally signed by Bloom before being issued to our users.

●	Cross-Sell and Upsell Opportunities: Our Platform is designed to enable the reusability of customer data for cross-sell and upsell opportunities. By using the data already collected during the onboarding process, businesses can offer additional services and products to their customers (including special offers, discounts and other benefits) without the need to re-verify their data, potentially creating opportunities for new revenue streams and increasing customer lifetime value.

Third Party Integration

We designed our Platform to enable our future enterprise customers and the future compatible third parties of our retail customers to integrate and customize our VC technology into their systems without our assistance.  The Platform also provides mobile and web integration via our desktop and mobile apps (Android and iOS).

Data Attestors

Our VC technology leverages the services of numerous third-party attestors to enable functionality of the Platform’s features. Several of our attestors are uniquely positioned to verify sensitive user data such as, for example: (i) identity, sanction screening, income and bank account verification (attestor services provided by Plaid); (ii) utility bill verification (attestor services provided by Arcadia); (iii) accredited investor verification (services provided by InvestReady); (iv) phone number verification (attestor services provided by Twilio); (iv) email verification (attestor services provided by Mailgun); and (v) credit score information and verification (attestor services provided by CRS). Our other data attestors such as Google, LinkedIn, Facebook, Twitter, CRS, Acuant, and VpnApi verify user data that is more general in nature and not sensitive, including data that is publicly available on the platforms.

The users’ data, once transmitted to the attestors for verification, is safeguarded by each respective attestor’s internal processes, policies and procedures; however, our policy is to only engage those third-party attestors who have satisfied our internal standards for user data protection (such as data security standards, intrusion detection software change management). Data safeguards employed by Bloom to protect personal user information include extensive use of data encryption (both, at-rest and in-transit), system intrusion monitoring software, penetration testing, risk management analysis, policies for data classification, security, storage and disposal, software change control policies and practices, and vendor security review practices.

Bloom went through extensive research to determine the needed data attestors that could work within the Platform. Bloom used internal knowledge, Bloom’s founders have many years of history in the data attestation field, and Bloom used external resources to determine the range of data attestors it needed and the specific data attestors it needed. Bloom used a rigorous process to make sure that all data attestors have the proper licensing, credentials and experience to assist with Bloom’s credential process.

Our attestors are compensated based on the terms of contractual arrangements, which contain specifications pertaining to the per-use cost for each of the various attestation services offered through our Platform.

Our Strategy

We believe that our VC technology is versatile and has potential applicability across a wide range of industries. Our VC technology was initially built with a focus on decentralized identity and credit scoring using an end-to-end protocol for identity attestation, risk management and credit scoring on the blockchain. BLT was initially intended to function as both a currency and voting mechanism. Our development efforts over the past five years have expanded our capabilities to now also serve commercial customers who are not on the blockchain. Today, BLT no longer has any other uses or functionalities on our Platform. We no longer support voting or governance or enable protocol changes by BLT holders. As a result, while blockchain technology continues to be an important building block of our Platform, our business strategy has shifted toward supporting retail and commercial users who are both on and off the blockchain. In furtherance of our strategy and to focus our support for off-blockchain users, the Company has moved away from supporting BLT on our network. Further, we have a strategy to broaden the awareness of our VC technology by offering our app to retail users without charge. Hence, the ability of prospective users to pay for these services with BLT no longer has value. Our revenue strategy is now focused on the potential enterprise customers. We intend to establish strategic relationships with key industry players to increase our market reach and enhance our service offerings.

Based on our prior experience in providing identity solutions to sovereign entities, the Company has identified a demand for secure, customizable and verifiable credential/identity solutions by government and quasi-government entities. Currently, the Company is in the process of submitting proposals for multiple RFPs to state and federal agencies within the United States and outside of the United States. There can be no assurance that the Company will win any of these proposals on favorable terms, if at all.

Competition

Due to the nature of our VC technology, we face competition from various companies, including businesses that offer similar or complementary products and services. Some of our key competitors include, but are not limited to, the following:

●	Traditional Identity Verification Providers: Businesses that offer traditional identity verification services, such as credit bureaus (e.g., Experian, TransUnion, and Equifax), as well as companies offering background checks, KYC/AML checks, and other verification services. While these providers are not offering the full ambit of what our VC technology is designed to provide, they are established players in the identity verification space, with a longer history of operations and significantly greater resources, and may be seen as alternatives to our services by some customers.

●	Verifiable Credential Technology Providers: Companies operating in the verifiable credential space. These competitors may offer similar products and services to ours, such as cryptographically secured data storage, verification, and sharing solutions. Examples of such competitors include Evernym, Inc. (“Evernym”), Civic Technologies, Inc. (“Civic”), and uPort.

●	Blockchain-based Identity Solutions: Some companies are developing blockchain-based identity solutions that aim to provide secure and decentralized ways for users to manage and share their personal data. Competitors in this category include Sovrin, Blockstack and SelfKey.

●	Password Managers and Single Sign-on Solutions: While not direct competitors, password managers (e.g., LastPass, 1Password, and Dashlane) and Single Sign-On solutions (e.g., Okta, Microsoft Azure Active Directory, and Google Identity Platform) can provide some of the convenience and security features offered by our VC technology, making them indirect competitors to our products.

●	Large Technology Companies: Some large technology companies, such as Apple, Google, and Microsoft, may develop or acquire verifiable credential technology solutions as part of their broader offerings. These companies have extensive resources and customer bases, which could potentially allow them to quickly establish a significant presence in the verifiable credential technology market.

●	Smaller Startups and New Entrants: The verifiable credential technology market is still relatively nascent and could attract new entrants, including smaller startups or large, well-established companies pivoting to offer verifiable credential solutions. These competitors may bring innovative approaches and technologies to the market, which could pose a competitive threat to our business.

We compete on the basis of the following factors, among others, including price:

●	Technological Innovation particularly concerning the degree of security, convenience, and control.

●	Flexibility, Customization and the ability to tailor to the specific needs of a wide array of customers.

●	User Experience.

●	Access to a large number of Verified Data Sources.

Software Development Services

To date, the Company has not sold its VC technology as a platform or otherwise to either retail consumers or enterprises. There has been no revenue activity in the fiscal years ended September 30, 2022 and 2023.

Based on our prior experience in providing identity solutions to sovereign entities, the Company has identified a demand for secure, customizable and verifiable credential/identity solutions by government and quasi-government entities. Currently, the Company is in the process of submitting proposals for multiple RFPs to state and federal agencies within the United States and outside of the United States. There can be no assurance that the Company will win any of these proposals on favorable terms, if at all.

Intellectual Property

The Company has six utility patent applications pending in addition to proprietary technology. None of these utility patent applications have been granted as of the date of the Registration Statement and there can be no assurance that these applications will be granted or that they will afford Bloom any meaningful commercial protection.

Jurisdiction	Number	Title	Date Filed
U.S.	17/649,337	SYSTEMS AND METHODS OF VERIFYING INFORMATION COMPLETENESS	01/28/2022
PCT	PCT/US23/61310	SYSTEMS AND METHODS OF VERIFYING INFORMATION COMPLETENESS	01/25/2023
U.S.	17/654,056	SYSTEMS, METHODS, AND STORAGE MEDIA FOR SELECTIVE GRAPH-BASED DISCLOSURE OF A COMPUTER DATA STRUCTURE	03/08/2022
PCT	PCT/US23/63891	SYSTEMS, METHODS, AND STORAGE MEDIA FOR SELECTIVE GRAPH-BASED DISCLOSURE OF A COMPUTER DATA STRUCTURE	03/07/2023
U.S.	18/046,141	SYSTEMS, METHODS, AND STORAGE MEDIA FOR VALIDATING CRYPTOGRAPHICALLY SIGNED INFORMATION	10/12/2022
U.S.	18/185,375	SYSTEMS, METHODS, AND STORAGE MEDIA FOR QUASI-RANDOM DISTRIBUTION OF NON- FUNGIBLE TOKEN ASSETS	03/17/2023

Human Capital Resources

Our team consists of five engineers including backend, fullstack, android and iOS engineers, each of whom works full-time for Bloom. Design and user experience are managed by an external design consultant, our lead engineer and Chief Executive Officer. All other operations including legal, financial and business development are managed by a combination of our Chief Executive Officer, Chief Financial Officer, internal and external legal counsel and our board of managers (our “Board” or “Board of Managers”, and each respective member of the Board, a “Manager”). At present, all of our Managers are executive officers, and all of our executive officers, are Managers. For additional information, see “Item 10. Directors, Executive Officers and Corporate Governance.”

Our CEO devotes approximately 50% of his work-week to the operations of Bloom, our Chief Legal Officer devotes approximately 50% of her work-week to the operations of Bloom, and our Chief Financial Officer devotes approximately 50% of his work-week to the operations of Bloom. See “Item 10. Directors, Executive Officer and Corporate Governance.”

Retention of our core human capital is a key focus of the Company. We offer a suite of benefits including a 401(k) plan, health insurance, dental insurance, vision insurance, long term disability, short term disability and life insurance. We also offer unlimited vacation, an equity plan and a fully remote work experience.

Regulations That Affect Our Business

We operate in a complex and rapidly evolving regulatory environment and are subject to a wide range of laws and regulations enacted by U.S. federal, state, and local and foreign governments and regulatory authorities. These laws, rules, and regulations evolve frequently and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the crypto economy, require us to exercise our judgment as to whether certain laws, rules, and regulations apply to us, and it is possible that regulators may disagree with our conclusions.

In the United States, regulation of blockchain and digital assets is constantly evolving and the industry is under scrutiny by various federal agencies, including the Securities Exchange Commission (“SEC”), Commodity Futures Trading Commission (“CFTC”), Federal Trade Commission (“FTC”), Financial Crimes Enforcement Network (“FinCEN”), Office of Foreign Assets Control (“OFAC”), Department of the Treasury. State government regulations may also apply, and U.S. state securities regulators have stated that certain digital assets or digital asset products may be classified as securities under state securities laws. Furthermore, it is expected that regulations will increase and there may be legislative changes or congressional action, although we cannot anticipate how and when.

A number of enforcement actions and regulatory proceedings have since been initiated against digital assets and digital asset products and their developers and proponents, as well as against trading platforms that support digital assets. Several foreign governments have also issued similar warnings cautioning that digital assets may be deemed to be securities under the laws of their jurisdictions. As the regulatory and legal environment evolves, we may become subject to new laws and regulation in the United States and in other jurisdictions.

SEC & CFTC:

The SEC believes that many cryptocurrencies and digital assets are “investment contracts”, a type of security under U.S. federal securities laws. The U.S. Supreme Court in SEC v. W.J. Howey Co. 328 U.S. 293 (1946) determined that an “investment contract” exists when there is (1) an investment of money, (2) in a common enterprise, (3) with a reasonable expectation of profits, (4) derived from the efforts of others (the “Howey” test). Whether a particular digital asset at the time of its offer or sale satisfies the Howey test depends on the specific facts and circumstances. In considering the facts and circumstances surrounding the offer and sale of BLT, the SEC determined that BLT was an investment contract and, thus, a security for purposes of U.S federal securities laws. However, the regulatory landscape may differ from country to country and we do not know if any other foreign jurisdiction will follow in such a determination regarding the status of BLT. We are characterizing the BLT as a liability. For additional information, see “Token Sale Liability” in Note 2 to the notes to our consolidated financial statements for additional information.

In addition, the CFTC has asserted the belief that bitcoin and some other virtual currencies meet the definition of a commodity and that the CFTC has regulatory authority over futures and other derivatives based on virtual currencies, subject to facts and circumstances. Although the CFTC generally does not oversee “spot” or cash market exchanges and transactions involving virtual currencies that do not utilize margin, leverage, or financing, the CFTC does have anti-fraud and market manipulation regulatory oversight responsibilities for all spot commodities markets including virtual currencies.

OFAC:

The Office of Foreign Assets Control, or OFAC, publishes a list of individuals and companies owned or controlled by, or acting for or on behalf of, targeted or sanctioned countries. It also lists individuals, groups and entities, such as terrorists and narcotics traffickers, designated under programs that are not country specific. Collectively, such individuals and companies are called “Specially Designated Nationals” (“SDNs”). Bloom has processes in place to ensure it does not do business with a person or entity on the SDN list. Bloom also does not do business with any sanctioned countries, including Crimea, the so called “Luhansk People’s Republic” of the Ukraine, the so called “Donetsk People’s Republic” of the Ukraine, Cuba, Iran, North Korea, Syria, Venezuela and, within the previous five years, Sudan.

Privacy Laws:

Bloom has intentionally designed its technology to limit data retention and data breach risk. Bloom does not touch or store the user’s (commercial and/or retail) data.  The data is stored on the user’s personal device (for retail users) and on the systems of the commercial users. Users can “share” their VC data with a third-party recipient.  Bloom does not facilitate the data transfer – it is a device to device and user to user transfer.

The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area and Switzerland (the “EEA”), including personal health data, is subject to the EU’s General Data Protection Regulation, or EU GDPR, which became effective on May 25, 2018. Further, the United Kingdom’s decision to leave the EU, often referred to as Brexit, resulted in the UK adopting the EU GDPR into national law (the “UK GDPR”, and together with the EU GDPR, the “GDPR”). The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party vendors and/or partners. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR increased a company’s (and individual’s) responsibility and liability in relation to personal data that it processes where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR is a rigorous and time-intensive process that increases our cost of doing business or requires us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Notwithstanding the adoption of the EU GDPR by the UK, Brexit has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated now that the United Kingdom has left the EU, and whether the UK GDPR will be replaced with a new data privacy regime in the United Kingdom.

Moreover, certain states in the U.S. have enacted comprehensive privacy laws, including, but not limited to California and Virginia, with several more state laws passed and taking effect in due course. California enacted the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, and was amended on January 1, 2023. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The Virginia Consumer Data Protection Act (“VCDPA”), effective as of January 1, 2023, also creates consumer rights and imposes obligations on handling data, including, but not limited to, the right to opt-out of the use of data for targeted advertising and providing consumers with a process to appeal a company’s decision (with respect to a consumer’s privacy rights).

In addition, there may also be certain industry specific privacy and/or cybersecurity laws that apply to the services we provide and/or the data that we process, which may include, without limitation, the CAN-SPAM Act, HIPAA, the Federal Trade Commission Act, the Gramm-Leach-Bliley Act, the New York Dept. of Financial Services Cybersecurity Regulation, and others, which regulate how people are contacted, how certain types of personal data are used, our practices, and the measures we may have to employ to protect certain information.

In the event that we determine we are, or become, subject to or affected by any privacy, data protection, or cybersecurity laws, including, but not limited to, the CCPA and HIPAA, the GDPR, and other domestic or international privacy, data protection, and cybersecurity laws, we will promptly work to comply with such laws deploying resources as necessary, though we understand that no amount of preparation or effort can completely insulate a company from security incidents or breaches. Where possible, we will utilize existing processes and infrastructure to comply with such laws and regulations, and where necessary, we will implement new elements to our compliance programs in order to meet applicable obligations. We understand that any liability from a security incident/breach, or a failure to comply with the requirements of these laws, could adversely affect our financial condition, including very significant fines under the EU GDPR, which may be up to €20 million or 4% of annual global revenues, whichever is greater.

Other Regulatory Requirements:

Due to the evolving nature of laws and regulations, further rulemaking could result in new or expanded regulations, that may adversely impact current product offerings or alter the economic performance of our existing products and services. We cannot provide any assurances that additional federal, state, provincial or local statutes or regulations will not be enacted in the future in any of the jurisdictions in which we operate.

Bloom may also be subject to a variety of other U.S. laws and regulations that involve matters central to our business. We have adopted policies and procedures designed to comply with the laws that apply to us as we understand them. The risk of our Company being found in violation of applicable U.S. laws and regulations is complicated by the fact that many potentially applicable laws and regulations are open to a variety of interpretations given the absence of formal interpretation by regulatory authorities or the courts.

Emerging Growth Company

We are and we will remain an “emerging growth company” as that term is used in the JOBS Act until the earliest to occur of (i) the last day of the fiscal year (a) following the fifth anniversary of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

As an “emerging growth company,” we may take advantage of specified exemptions from reporting and other regulatory requirements that are otherwise applicable generally to public companies. These exemptions include:

●	the presentation of only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Registration Statement;

●	deferral of the auditor attestation requirement on the effectiveness of our system of internal control over financial reporting;

●	exemption from the adoption of new or revised financial accounting standards until they would apply to private companies;

●	exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; and

●	reduced disclosure about executive compensation arrangements.

We have taken advantage of some of these reduced burdens, and thus the information we provide you may be different from what you might receive from other public companies in which you hold securities.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We have elected to take advantage of this extended transition period and, as a result, will adopt new or revised accounting standards on the relevant dates on which adoption is required for emerging growth companies.

Notwithstanding the above, we are also currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and that had a public float of less than $250 million or annual revenues of less than $100 million during the most recently completed fiscal year. In the event that we are still considered a smaller reporting company, at such time as we cease being an emerging growth company, the disclosure we will be required to provide in our SEC filings will increase, but it will still be less than it would be if we were not considered either an emerging growth company or a smaller reporting company. Specifically, similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.

Item 1A. Risk Factors.

We face various risks and uncertainties in the industry in which we operate and in the course of our business. Investors in our securities should carefully consider the following risk factors and all of the other information set forth or incorporated into this Annual Report. Additional risks and uncertainties not currently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition, results of operations, or cash flows.

Risks Related to Our Company and Our Business

We have a history of operating losses and expect to incur significant additional operating losses in the future.

We have a limited operating history. We expect to continue to incur operating losses and we have contingent liabilities of an indeterminable amount related to our settlement with the SEC regarding our Token Sale.

At September 30, 2023 and September 30, 2022, we had $5.6 million and $10.2 million in cash and cash equivalents, respectively. For the year ended September 30, 2023 and 2022, we had no revenues and net losses of $4.1 million and $3.7 million, respectively.

The amounts of future losses and when, if ever, we will achieve revenue or profitability are uncertain.

We have contingent liabilities of an uncertain amount related to our Token Sale and the SEC Order.

In conjunction with our SEC Order related to our issuance of BLT in our Token Sale, we have contingent liabilities to purchasers who acquired BLT from our Company between November 14, 2017 and January 2, 2018 and who properly make a claim to our Company. These potential BLT claimants may be entitled to a refund in the amount of the consideration paid to our Company in exchange for the BLT, plus interest, less the amount of any income received thereon. We have distributed by electronic means a claim form. The purchasers must submit claims forms February 4, 2024, and we must settle all valid claims within three months thereafter. The aggregate consideration we received from these parties for BLT in our Token Sale was $32.3 million. From November 14, 2017 to May 31, 2023, the Company issued only one refund of approximately 50 ETH, which was made in August 2018. The amount we could be obligated to pay to potential BLT claimants is dependent on the amount of valid refund claims submitted by these purchasers, which in turn depends on the amount of subsequent sales of BLT by the direct purchasers and whether such sales resulted in a loss or a gain for the purchaser. The Company believes that, so long as we are in compliance with the SEC Order, the maximum amount payable is the amount received in our Token Sale, less amounts previously refunded (totaling approximately 50 ETH in a single refund in August 2018) plus interest. We are unable to reasonably estimate the number of valid claims that will be made, or the income received by purchasers from these BLT that would reduce the amount payable by us for a claim, and, as a result, we cannot predict the amount that may be paid to potential BLT claimants pursuant to the claims.

Our registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern in their audit report.

Our Company’s commercial operations have not generated sufficient revenues to enable profitability. As a result, our registered public accounting firm in their audit report has expressed substantial doubt about our ability to continue as a going concern. Continued operations is dependent on our ability to generate profitable operations and raise sufficient funds to finance our activities. We had an accumulated deficit of $32.5 million and $28.4 million as of September 30, 2023 and 2022, respectively. Additionally, we have material contingent liabilities to purchasers in our Token Sale related to our SEC Order regarding our Token Sale and the claims process. Although BLT sold in our Token Sale (less amounts previously refunded) totaling approximately $32.3 million are potentially subject to repurchase in the claims process, we cannot predict with certainty the magnitude of this liability and are unable to reasonably estimate the number of valid claims that will be made, or the income received by purchasers from these BLT that would reduce the amount payable by us for a claim. Furthermore, we anticipate incurring additional losses before achieving profitability and, depending on the ultimate payout amount, we may require additional financing in order to meet our continuing obligations and ultimately, to attain profitability. The financial statements do not include any adjustments that might result from the uncertainty about the Company’s ability to continue its business. If the Company’s payout is significant and we are unable to obtain additional financing from outside sources and eventually produce sufficient revenue, we may be forced to sell our assets, or curtail or discontinue our operations. Our auditors have included in their audit report for the fiscal year ended September 30, 2023 a “going concern” explanatory paragraph as to substantial doubt as to our ability to continue as a going concern. Our ability to meet our total liabilities and to continue as a going concern is dependent on us generating substantial revenues and/or obtaining adequate capital to fund operating losses until we become profitable. We may never achieve profitability, and even if we do, we may not be able to sustain being profitable.

If the Company’s payout under the claims process is significant, we may seek to raise additional capital through debt or equity financing, which may include the issuance of one or more convertible notes or raising additional funds from existing investors (either through debt or equity). However, there is no assurance such funding will be available to the Company or that it will be obtained on terms favorable to the Company or that any such funding will provide the Company with sufficient funds to meet its objectives.

Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on our financial performance and results of operations, and would require us to curtail or cease operations, sell off assets, seek protection from creditors through bankruptcy proceedings, or otherwise. Furthermore, debt financing, if available, may have onerous terms, including restrictive covenants.

Our liquidity may be adversely affected by extremely volatile functions in the market price of ETH we hold or by changes in regulation concerning such ETH we hold.

We hold a large amount of ETH on our balance sheet. ETH exposes Bloom’s balance sheet to the extreme price volatility of digital assets. ETH constitutes approximately 58% of our assets as of September 30, 2023, and was approximately 40% of our assets as of September 30, 2022 (on a fair market value basis). Since October 1, 2021 through September 30, 2023, the fair market value of ETH has ranged from $993.64 to $4,812.09. In addition, the regulatory treatment of ETH is still undetermined. As recently as March 2023, the SEC Chairman has indicated that he believes that proof of stake models are securities. Ethereum moved to a proof of stake model in 2022 according to news reports. The New York Attorney General filed a lawsuit against an exchange “failing to register as a securities and commodities broker-dealer and falsely representing itself as an exchange” and asserting that ETH is a security. A determination that ETH is a security could have an adverse impact on the industry as a whole, the price of ETH and the financial condition of the Company. The Company constantly assesses its exposure to the Ethereum protocol and ETH and has determined that holding the ETH at this point is more valuable than converting all of the ETH to U.S. Dollars.

Additionally, we are not able to sell ETH, or otherwise convert ETH to U.S. Dollars, through public exchanges such as Coinbase and Gemini because we were unable to satisfy exchange-based requirements such as KYC obligations and due to the fact that we raised initial funding through an Initial Token Offering. We attempted to register with such exchanges to enable the Company to sell ETH; however, each such application was denied. We therefore rely on private sales of ETH when we need to sell ETH or convert ETH into U.S. Dollars for capital expenditure purposes, liquidity requirements or other reasons. These private sales may be at a less advantageous prices and terms than the prices and terms that would be available on central exchanges, and the private market may not be able to provide the same liquidity as would be available on central exchanges.

We could be subject to additional civil or criminal penalties and sanctions if we violate the terms of our settlement with the SEC.

In connection with our Token Sale, we entered into the SEC Order. The SEC Order contains ongoing and continuing requirements that we refrain from violating the Securities Act. Any future violation of applicable securities laws by us could result in harsher sanctions and fines, which would have a material adverse effect on our business. The SEC Order requires, among other things, that we conduct the claims process in accordance with those requirements generally described elsewhere in the Registration Statement. In addition to requiring us to provide regular written updates regarding the claims process and a final certification, SEC staff can make reasonable requests from us for further evidence of compliance, and we are required to retain all records and communications relating to our Token Sale and the claims process for at least one year subsequent to the delivery of the certification to the SEC. Such requests for further information, record-keeping requirements and managing the claims process generally could divert management’s attention and could require additional material expenditures by us to legal counsel or other advisors and service providers. A copy of the SEC Order can be found on the SEC’s website located at https://www.sec.gov/files/litigation/admin/2022/33-11089.pdf. We may also be the subject of actions by state securities regulators which could result in requirements to pay additional fines or penalties or to offer the claims process in those other jurisdictions.

We may need to secure financing in the future and our ability to secure future financing is uncertain.

We anticipate that we will continue to incur operating losses. Additionally, pursuant to our SEC Order related to our Token Sale, we are subject to contingent claims process liability. Although BLT sold in our Token Sale (less amounts previously refunded) totaling approximately $30.9 million are potentially subject to repurchase in the claims process, we cannot predict with certainty the magnitude of this liability and are unable to reasonably estimate the number of valid claims that will be made, or the income received by purchasers from these BLT that would reduce the amount payable by us for a claim. We may also be required to pay additional fines or penalties or offer the claims process in other jurisdictions, all of which could have a material adverse impact on our financial condition, results of operations and cash flows. As a result, we may require substantial additional financing during the next 12 months to fund these potential fines or penalties or claims process costs as well as our current and anticipated operations. If we are not successful in securing additional financing, we may need to curtail our business operations.

We may seek such additional funding through public or private financings, collaborative arrangements, debt or other arrangements with third parties. Additionally, as a result of the SEC Order, we may be prohibited from raising funds in an exempt offering of our securities pursuant to Regulation A or D under the Securities Act unless we receive a specific waiver from the SEC. As of the date of the Registration Statement, we have not requested and have not received a waiver with respect to offerings of our securities pursuant to Regulation A or D under the Securities Act, and even if we request such a waiver, we can provide no assurance that we would receive a waiver with respect to offerings of our securities pursuant to Regulation A or D under the Securities Act.

Even if we received requisite waivers, we cannot assure you that additional funds will be available on acceptable terms, if at all. We may seek to raise additional funds in the future, but we cannot assure you that this will take place or that the amounts received will be sufficient for the Company’s purposes. If we raise additional funds pursuant to another offering, the value of existing BLT may decline materially. If adequate funds are not available, we may be required to delay, scale back our business operations, curtail the development of our technology, products or services, or materially delay, curtail, reduce or terminate our development and commercialization activities in their entirety. If we obtain funds by entering into arrangements with collaborative partners or others, we may be required to relinquish rights to certain of our products, services, or technologies that we would not otherwise relinquish. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our cryptocurrency may be subject to loss, theft or restriction on access.

There is a risk that some or all of any cryptocurrency that we own could be lost or stolen. Cryptocurrencies are stored in cryptocurrency sites commonly referred to as “wallets” by holders of cryptocurrencies which may be accessed to exchange a holder’s cryptocurrency assets. As of September 30, 2023, our multi-signature wallet contains 7,852 ETH, representing the majority of our liquid assets as of such date. We may become unable to access our multi-signature wallet due to software failures, or loss of key personnel in our founding group. Accessing our multi-factor wallet requires the simultaneous consent of our three of our four founders, Ryan D. Faber, Alain P. Meier, Jesse J. Leimgruber and John C. Backus III (together, the “Founders”), and the loss of a sufficient number of our Founders, or the unwillingness or inability of a sufficient number of our Founders to grant access, could make accessing our multi-signature wallet difficult or impossible.

Hackers or malicious actors may launch attacks to steal, compromise or secure our cryptocurrency, or access to our cryptocurrency assets could be restricted by other forms of cybercrime (such as a denial of service attack) against the service hosting our multi-signature wallet. Any of these events would adversely affect us. Additionally, the loss or destruction of a private key required to access our multi-signature wallet may be irreversible and we may be denied access for all time to our cryptocurrency holdings. Our loss of access to our private keys or a data loss relating to our multi-signature wallet could adversely affect our investments and assets.

Cryptocurrencies are controllable only by the possessor of both the unique public and private keys relating to the local or online digital wallet in which they are held, which wallet’s public key or address is reflected in the network’s public blockchain. To the extent such private keys are lost, destroyed or otherwise compromised, we will be unable to access our cryptocurrency holdings and such private keys may not be capable of being restored by any network. Any loss of private keys relating to our multi-signature wallet used to store our cryptocurrency could have a material adverse effect on our ability to continue as a going concern, which would have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrency that we hold.

We may need to make significant investments to accommodate the increases in volume of transactions. If we cannot accommodate any increase in volume of transactions, our ability to expand our businesses would be adversely affected.

Our Founders, members and management own all of our equity and are able to exert significant control over matters pertaining to management and operation of the Company, and disagreement among our Founders could have a material adverse effect on our business and operations.

Our Operating Agreement authorizes for issuance two classes of limited liability company units, which we refer to as “Shares”: (i) 9,000 voting limited liability company units (“Voting Shares”) and (ii) 1,000 nonvoting limited liability company units (“Nonvoting Shares”). All of our Voting Shares are currently issued and outstanding and none of our Nonvoting Shares are issued and outstanding. As of September 30, 2023, all of our Voting Shares are beneficially owned or controlled by our Founders. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Item 13. Certain Relationships and Related Transactions, and Director Independence” for additional information.

Our Founders, acting together, control matters pertaining to management and operations of the Company. For example, they are able to control elections to our Board of Managers, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transactions.

The interests of our Founders with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities or attempts to acquire us, may conflict with the interests of other securityholders, including holders of BLT. Under the terms of our operating agreement, our Managers are not required to manage the Company as their sole and exclusive function, and they may have other business interests or pursue other corporate opportunities in addition to those relating to the Company.

Additionally, an affirmative vote of at least sixty-six percent of the currently outstanding Voting Shares is required with respect to decisions regarding (i) appointment and removal of members of the Board of Managers, (ii) the number of Managers, and (iii) the scope of the decision-making authority of the Board of Managers. This concentration of ownership control may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our Shares that may be in the best interest of our BLT holders, entrench our management and Board of Managers or delay or prevent a merger, consolidation, takeover or other business combination involving us that BLT holders may desire. The interests of this group of shareholders may not always coincide with the interests of BLT holders and they may act in a manner that advances their best interests and not necessarily those of BLT holders.

Additionally, accessing our multi-factor wallet containing ETH representing the majority of our liquid assets requires the simultaneous consent of three of our four Founders, and the loss of a sufficient number of our Founders, and the unwillingness of a sufficient number of our Founders to grant access, could make accessing our multi-signature wallet difficult or impossible. Disagreements among our Founders could have a material adverse effect on our business and operations. Mr. Leimgruber was removed as a Manager and from all positions with the Company and all of our subsidiaries effective as of May 11, 2023.

The loss of key personnel, particularly Mr. Ryan Faber, our Chief Executive Officer, could have a material adverse effect on us.

Our success depends solely on the continued services of key personnel, including Mr. Faber, one of our Founders and controlling shareholders, who has extensive market knowledge and long-standing industry relationships. We also depend on other key personnel to access our multi-signature wallet, which contains the majority of our liquid assets. The loss of services of Mr. Faber could diminish our business and growth opportunities and could have a material adverse effect on us. We have not developed a succession plan for Mr. Faber or our other key personnel.

If we fail to establish or maintain an effective system of internal controls, we may be unable to accurately report our financial results or prevent fraud, and our business and the market price of BLT may, therefore, be adversely affected.

We have historically operated as a private company, and following the effectiveness of the Registration Statement, we became subject to the reporting requirements of the Exchange Act and are required to comply with various laws, regulations and requirements with which we were not required to comply as a private company. Compliance with each of these requirements is costly and time consuming, and we expect that complying with these laws, regulations and requirements will increase our costs and require significant time and resources of our Managers and our management.

As an Exchange Act reporting company, we are required to comply with the SEC’s rules implementing Section 404 of the Sarbanes-Oxley Act, which requires our management to certify financial and other information in our quarterly and annual reports and to provide an annual management report on the effectiveness of internal controls over financial reporting. Though we will be required to disclose changes made in our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the year following our first annual report required to be filed with the SEC. Section 404 of the Sarbanes-Oxley Act requires that we document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting. Section 404 also requires that our independent registered public accounting firm opine on those internal controls once the Company becomes a large accelerated filer, as defined in the SEC rules, or otherwise ceases to qualify as an emerging growth company under the JOBS Act.

We are in the process of designing, implementing, and testing the internal control over financial reporting required to comply with these obligations. This process is time-consuming, costly, and complicated. We and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our case arose from an accumulation of significant deficiencies, which amounted to a material weakness in internal controls. Such significant deficiencies identified included insufficient accounting and financial reporting personnel, inadequate segregation of duties, and inadequate application of accounting procedures. If we are unable to remedy our material weakness, or if we generally fail to establish and maintain effective internal controls appropriate for a public company, we may be unable to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our stock price. If we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or assert that our internal control over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when required, the market price of BLT may be adversely affected, and we could become subject to investigations by the SEC, or other regulatory authorities, which could require additional financial and management resources.

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage its transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage because an increasing amount of their time may be devoted to these activities which would result in less time being devoted to the management and growth of the Company. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for the Company to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that the Company will be required to expand its employee base and hire additional employees to support its operations as a public company which will increase its operating costs in future periods.

Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.

We are subject to complex tax laws and regulations in the U.S. and a variety of foreign jurisdictions. All of these jurisdictions have in the past and may in the future make changes to their tax rates and tax laws which could increase our future income tax liabilities. Our effective income tax rate could be adversely affected by any such changes or a number of other factors, including changes in the mix of earnings in countries with differing statutory tax rates or changes in the valuation of deferred tax assets and liabilities.

Due to the new and evolving nature of digital assets and the absence of comprehensive legal guidance with respect to crypto asset products and transactions, many significant aspects of the U.S. federal income and foreign tax treatment of transactions involving digital assets are uncertain. There can be no assurance that the Internal Revenue Service (“IRS”) or foreign tax authorities will not alter their respective positions with respect to digital assets in the future or that a court would uphold the treatment set forth in any existing guidance. It is also unclear what additional guidance may be issued in the future on the treatment of existing crypto asset transactions and future crypto asset innovations for purposes of U.S. federal income tax or foreign tax regulations, and whether any such guidance will apply on a retroactive basis. Any such alteration of existing IRS and foreign tax authority positions or additional guidance regarding crypto asset products and transactions could result in adverse tax consequences for holders of digital assets and could have an adverse effect on the value of digital assets and of our business. Future technological and operational developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income and foreign tax purposes. The uncertainty regarding tax treatment of crypto asset transactions impacts our customers, and could impact our business, both domestically and abroad.

Our determination of our tax liability is subject to review and may be challenged by applicable U.S. and foreign tax authorities. Any adverse outcome of such a challenge could harm our operating results and financial condition.

We intend to regularly assess all of these matters to determine the adequacy of our tax provision, but changes in applicable tax laws, regulations, or other guidance, or unanticipated tax-related liabilities and costs could have a material adverse effect on our business with a corresponding negative impact on the utility or value of BLT.

Continued uncertainty in the banking industry and additional bank failures could adversely impact our ability to maintain our business or access company funds.

The banking industry is currently facing instability, especially in terms of cryptocurrency and technology friendly banks. We expect the banking industry will continue to face potential failures. We will need to coordinate and diversify banking relationships in order to have business continuity. If a bank where we hold funds experiences a bank failure, we may not be able to access funds or may lose funds which would have a negative impact on the financial condition of the business and our ability to conduct business.

We are subject to the risks frequently experienced by early-stage companies.

The likelihood of our success must be considered in light of the risks frequently encountered by early-stage companies, especially those formed to develop and market new technologies in an uncertain and evolving regulatory landscape. These risks include our potential inability to:

●	establish and maintain markets for our services and products;

●	expand the markets in which we operate;

●	identify, attract, retain and motivate qualified personnel;

●	continue to develop and upgrade our technologies, to keep pace with changes in technology and regulations and with the growth of markets using digital assets and blockchain technologies;

●	develop strategic relationships and partnerships;

●	maintain our reputation and build trust with users and customers;

●	scale up to larger operations on a consistent basis;

●	contract for and develop the internal skills needed to master larger operational scales; and

●	sufficiently fund the capital expenditures required to scale up from small initial operations to larger operations.

Substantial and increasingly intense competition within our industry may harm our business.

The identity verification industry is rapidly changing and highly innovative. We expect competition within our industry will continue to be intense as existing and new competitors introduce new products or enhance existing products. We compete against a number of companies operating both within the United States and abroad, and both those that focus on traditional identity verification services and those that focus on blockchain-based identity verification services. Alternative identity verification services may be established that compete with or are more widely used than our VC Technologies. It is possible that alternative platforms could be established that utilize the same or similar protocol underlying our VC Technologies and attempt to facilitate services that are materially similar to those offered on our Platform.

We compete against a wide range of businesses, most of which are larger than we are, have a dominant and secure position in the market (both in the United States and globally), or offer other products and services to customers that we do not offer. These companies have greater financial resources and substantially larger customer bases than we do, which may provide them with significant competitive advantages. These companies may devote greater resources than we do to the development, promotion and sale of products and services, and they may be more effective in introducing innovative, less expensive products and services that hinder our growth. Competing services that have partnered with or are tied to established identity verification services businesses, may offer greater liquidity and create greater consumer confidence in the safety and efficiency of their services than we do. We also expect to continue to see new entrants to our field, which offer competitive products and services. These factors may make it difficult or cost prohibitive for us to do business. If we are unable to gain market acceptance, differentiate ourselves from, and successfully compete with our competitors, our business will be adversely affected.

We expect our Company’s business will continue to evolve.

Our industry is characterized by technological evolution, changing customer needs, and introduction of new products and services by others in our industry. We expect that our industry will continue to change and, in order to stay current with the industry, our business may need to evolve as well. From time to time, we may materially modify aspects of our business relating to our products and services offered. We cannot assure you that these or any other modifications will be successful or will not harm our business. If changes to our business are not successful, or if we fail to make timely and appropriate changes, it would have a material adverse effect on the business, prospects or operations of the Company.

Our Company is in early stages of development and it may not be able to develop its business as anticipated.

Our Company was formed on December 27, 2017. We have not generated any revenue since the year ended September 30, 2021. Demand for our products and services is difficult to predict and may vary widely based on numerous factors outside of our control. Our Company may never attain profitable operations and our management may not succeed in realizing our business objectives due to a lack of technical, marketing, financial and other resources, or the effectiveness of a Manager or management team, or for other reasons. If we are unable to execute our strategy as anticipated, or modify our business model or products and services to accommodate changes in the market, we may not be able to achieve profitability and the Company may experience a material reduction in value.

Our business will be adversely affected if we are unable to attract and retain talented employees, including sales, technology, operations and development professionals.

Our business operations will require highly specialized knowledge of our industry and of technological innovation as it applies to our industry. If we are unable to hire or retain the services of talented employees, including executive officers, other key management and sales, technology, operations and development professionals, we would be at a competitive disadvantage. In addition, recruitment and retention of qualified staff could result in substantial additional costs. The loss of the services of one or more of our executive officers or other key professionals or our inability to attract, retain and motivate qualified personnel, could have a material adverse effect on our ability to operate our business.

Failure to attract enterprise and retail customers could adversely affect our revenues.

As we commercialize and expand our products and services, we will need enterprise and retail users to join our Platform and continue to use our Platform. The attractiveness of the products and services we offer through our Platform increases as the number of retail and commercial users grows because user growth results in increased data points upon which our VC technology relies. We may not be able to get retail and commercial users to join, or if we do, we may experience attrition resulting from several factors, including losing customers to our competitors. We cannot predict the level of acceptance or attrition in the future and our revenues could decline as a result of higher than expected attrition, which could have a material adverse effect on our business, financial condition and results of operations.

We may receive, store, process and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy. Our actual or perceived failure to comply with such obligations could harm our business.

We may receive, store, process and use personal information and other user data, for certain users. There are numerous federal, state and local laws in the United States and around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other user data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. We generally comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties. It is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or practices. Any failure or perceived failure by us to comply with its privacy policies, its privacy-related obligations to users or other third parties, or its privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation or negative publicity and could cause users and advertisers to lose trust in our Company, which could have an adverse effect on our business or BLT. Additionally, if third parties with whom we work, such as advertisers, vendors or developers, violate applicable laws or our internal policies, such violations may also put our users’ information at risk and could have an adverse effect on our ability to promote the utility and value of BLT.

The costs and effects of potential future litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect our business, financial position and results of operations.

The Securities Act does not expressly provide that a claims process will terminate a purchaser’s right to rescind a sale of securities that was not registered or exempt from the registration requirements of the Securities Act. As a result, even if we abide by all terms of the SEC Order related to the offer and sale of BLT, we may nevertheless continue to have potential liability even after the claims process is complete due to our previous issuance of BLT in violation of the federal securities laws. We may also be subject to orders of state securities regulators that impose penalties or fines or expose us to liability under state securities laws.

We may in the future be subject to further legal, arbitration and administrative investigations, inspections and proceedings arising in the ordinary course of our business. Lawsuits and other legal proceedings can involve substantial costs, including the costs associated with investigation, litigation and possible settlement, judgment, penalty or fine, and could harm our reputation regardless of merit or eventual outcome. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us. As a smaller company, the collective costs of litigation proceedings or investigations can be significant, and could include judgments or settlements that exceed our insurance policies or indemnity rights or reimbursement of attorneys’ fees, litigation costs and expenses if we do not prevail, all of which would represent a drain on our cash resources, as well as require an inordinate amount of management’s time and attention. Moreover, an adverse ruling in respect of certain litigation or investigations could have a material adverse effect on our results of operation and financial condition, which could have a material adverse effect on the utility or value of BLT.

We may be subject to additional obligations to collect and remit sales tax and other non-income taxes, which could harm our business.

State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to digital assets in various jurisdictions is unclear. Further, these jurisdictions’ rules regarding tax nexus vary significantly and are complex. As such, we could face possible tax assessments and audits, or increased costs associated with compliance. A successful assertion, by any of these taxing authorities, that we should be collecting additional sales, use, value added or other taxes in jurisdictions where we have not historically done so and do not accrue for such taxes could result in tax liabilities and related penalties for past sales, discourage customers from purchasing our products or otherwise harm our business and operating results or the value of BLT.

The Company has limited the liability of its Board of Managers and management.

The Company’s Second Amended and Restated Limited Liability Company Operating Agreement (the “Operating Agreement”) limits the liability of our Board to the fullest extent provided by Delaware law, and generally provides that Managers shall have no personal liability to the Company or its shareholders (which likely would include BLT holders) for monetary damages for breaches of their fiduciary duties as Managers, except pursuant to applicable Delaware law. Our Operating Agreement provides for indemnification by the Company of our officers and Managers to the fullest extent permitted by Delaware law, and we have entered into separate indemnification agreements with our existing Managers and officers (Mr. Faber, Mr. Mullins and Ms. Bushard), in addition to the indemnification provided for in our Operating Agreement. Such provisions substantially limit BLT holders’ ability to hold Managers liable for breaches of fiduciary duty. Additionally, our Operating Agreement states that our managers and members shall not be personally liable to us or our members for any loss that arises out of any breach of fiduciary duty while acting in their capacity as a Manager, officer or member (as applicable). Furthermore, it is unclear if an issuer of digital tokens, or the board of such an issuer, would owe any fiduciary obligations to its token holders.

We may not be subject to ongoing reporting requirements.

Within a year of the Effective Date of the Registration Statement, subject to certain conditions, we may be eligible to terminate the registration of the BLT pursuant to Rule 12g-4 of the Exchange Act. If we become eligible to terminate the registration of BLT, as registered pursuant to the Registration Statement, and if we make this election in the future, we may choose to not file annual reports, periodic annual reports, current reports, financial statements and audited financial statements. As a result, holders of BLT would receive less information about our current status thereafter, which could adversely affect the ability to accurately gauge the value of BLT.

Cryptocurrency and similar types of digital assets that may be subject to unique accounting risks.

Certain non-authoritative sources have concluded that digital currencies should be accounted for as indefinite-lived intangible assets under applicable accounting rules, meaning that any decrease in their fair values below our carrying values for such assets at any time subsequent to their acquisition will require us to recognize impairment charges, whereas we may make no upward revisions for any market price increases until a sale, which may adversely affect our operating results in any period in which such impairment occurs. There is no guarantee that future changes in accounting principles generally accepted in the United States (“U.S. GAAP”) will not require us to change the way we account for digital assets held by us.

In the event that specific authoritative accounting guidance were to be issued and such guidance was inconsistent with our current accounting for its digital assets and a restatement would be determined to be required, any resulting restatement could have a significant adverse impact on our financial position, results of operations, and cash flows. The timing of any such authoritative guidance, if issued at all, is not determinable as of the date of these financial statements.

For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.

We are classified as an “emerging growth company” under the JOBS Act. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of Sarbanes-Oxley; (ii) comply with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; (iii) provide certain disclosures regarding executive compensation required of larger public companies; or (iv) hold nonbinding advisory votes on executive compensation. Additionally, as an emerging growth company, we are required to have only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure. We will remain an emerging growth company for up to five years, although we will lose that status sooner if we have more than $1.235 billion of revenues in a fiscal year, have more than $700.0 million in market value of our BLT held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period.

To the extent that we rely on any of the exemptions available to emerging growth companies, you will receive less information about our executive compensation and internal control over financial reporting than issuers that are not emerging growth companies. Additionally, we intend to take advantage of the extended transition periods for the adoption of new or revised financial accounting standards under the JOBS Act until we are no longer an emerging growth company. Our election to use the transition periods permitted by this election may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the extended transition periods permitted under the JOBS Act and who will comply with new or revised financial accounting standards.

Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

If we were deemed to be an investment company under the Investment Company Act of 1940, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

A company would be considered an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”) if, among other things, it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or, absent an applicable exemption, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

We believe we are engaged primarily in the business of developing technology to assist individuals and organizations with management of their data. We hold ourselves out as a technology company and we do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that the Company is, or is likely to become, an investment company under the 1940 Act. Nevertheless, if we were deemed to be an investment company, restrictions imposed by the 1940 Act, including limitations and prohibitions on transactions with affiliates; limitations on the issuance of debt and equity securities and stock options; and the imposition of certain governance requirements, could make it impractical for us to continue our business as currently conducted and could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Technology

We have only a limited ability to protect our intellectual property rights, which are important to our success.

Our Platform is critically important to our Company’s business. The protection of our intellectual property, including our trademarks, any future patents, copyrights, domain names, and trade secrets, is critical to our success. We seek to protect our intellectual property rights by filing patent applications and by relying on applicable laws and regulations, as well as a variety of administrative procedures. There can be no assurance that any patents will be issued in connection with our patent applications or that if any such patents issue that they will afford us meaningful protection. We also rely on contractual restrictions to protect our proprietary rights when offering or procuring products and services, including confidentiality agreements with parties with whom we conduct business.

The contractual provisions that we enter into may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. Moreover, policing unauthorized use of our technologies, services and intellectual property is difficult, expensive and time consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States, and where mechanisms for enforcement of intellectual property rights may be weak. We may be unable to determine the extent of any unauthorized use or infringement of our technologies or our intellectual property rights. Any failure to protect or enforce our intellectual property rights adequately, or significant costs incurred in doing so, could materially harm our business.

We may become subject to infringement claims, including patent, copyright, and trademark infringement claims. We may be required to enter into litigation to determine the validity and scope of the patents or other intellectual property rights of others. The ultimate outcome of any allegation is uncertain and, regardless of the outcome, any such claim, with or without merit, may be time-consuming, result in costly litigation, divert management’s time and attention from our business, require us to stop selling, or redesign our products, or require us to pay substantial amounts to satisfy judgments or settle claims or lawsuits or to pay substantial royalty or licensing fees. Our failure to obtain a necessary license or other rights, or litigation or claims arising out of intellectual property matters, may materially harm our business or affect the utility, acceptance or value of BLT.

We face cyber-attack and other cyber security risks.

We regard the secure transmission of our users’ confidential, personal information and the ability to process information through our accredited data attestor network as critical elements of our operations. Our technology, our employees, our accredited data attestor network and our users may be vulnerable to targeted attacks, unauthorized access, fraud, computer or personal device viruses, denial of service attacks, terrorism, firewall or encryption failures and other security problems. Attackers may seek to steal information about our technology, financial data or user information or take other actions that would be damaging to the Company, users of our Platform and/or holders of BLT.

In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.

Failure to keep up with rapid changes in industry-leading technology, products and services could negatively impact our results of operations.

Our industry is subject to rapid technological change and evolving industry standards. User demands become greater and more sophisticated as the dissemination of products and information to customers increases. If we are unable to anticipate and respond to the demand for new services, products and technologies, innovate in a timely and cost-effective manner and adapt to technological advancements and changing standards, we may be unable to compete effectively, which could have a material adverse effect on our business. Many of our competitors have significantly greater resources than we do to fund research and development initiatives. Moreover, the development of technology-based services is a complex and time-consuming process. New products and enhancements to existing products can require long development and testing periods. Significant delays in new product releases, failure to meet key deadlines, or significant problems in creating new products could negatively impact our revenues and profits.

We may experience systems failures or capacity constraints that could materially harm our ability to conduct our operations.

We expect that we will be heavily dependent on the capacity, reliability and security of the computer and communications systems and software supporting our accredited data attestors. We anticipate that our accredited data attestors will receive and/or process a large volume of data that will require verification through electronic means. Our business depends on the ability of accredited data attestors to verify data provided by our users through our Platform. Due to various factors, our accredited data attestors may operate slowly, causing one or more of the following to occur:

●	unanticipated disruption in services to our users;

●	slower response times and delays in our user’s ability to present verified VC information to a requesting third-party;

●	incomplete or inaccurate information provided by our users;

●	security breaches;

●	loss of customers;

●	financial losses; and

●	litigation or other customer claims.

If any of our systems do not operate properly, are compromised or are disabled, including as a result of system failure, accredited data attestor or user error or misuse of our systems, we could suffer financial loss, liability to users, possible regulatory intervention or reputational damage that could affect demand by current and potential users of our Platform.

We may be negatively impacted by vulnerabilities in the encryption technology we use.

Bloom relies on well-known cryptographic elements like symmetric and asymmetric encryption algorithms. Some technology is closer to the research stage and has not been formally recognized by bodies like NIST. If vulnerabilities are discovered in encryption algorithms, Bloom should respond accordingly.

Risks Related to Regulation of Our Industry

Data collection in Europe and some U.S. states are governed by restrictive regulations governing the use, processing, and cross-border transfer of personal information.

The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018, and the UK GDPR. The GDPR and the UK GDPR are wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR and the UK GDPR is a rigorous and time-intensive process that will increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any European activities we undertake. Notwithstanding the adoption of the EU GDPR by the UK, Brexit has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated now that the United Kingdom has left the EU, and whether the UK GDPR will be replaced with a new data privacy regime in the United Kingdom.

In addition, California enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. In the event that we are subject to or affected by privacy and data protection laws, including the CCPA, the EU’s General Data Protection Regulation, or GDPR, and other domestic or international privacy and data protection laws, we may expend significant resources to comply with such laws, and any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

We expect that new laws, regulations and industry standards will continue to be proposed and enacted relating to privacy, data protection, marketing, advertising, electronic signatures, consumer communications and information security in the U.S., the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations or any changed interpretation of existing laws or regulations could impair our ability to develop and market new functionality and maintain and grow our customer base and increase revenue. Future restrictions on the collection, use, sharing or disclosure of data or additional requirements for the express or implied consent of our customers, partners or end consumers for the use and disclosure of such information could require us to incur additional costs or modify our products and solutions, possibly in a material manner, and could limit our ability to develop new functionality.

The regulatory regime governing digital assets is still developing, and regulatory changes or actions may alter the nature of an investment in digital assets, including BLT, or restrict the use of digital assets, including BLT, in a manner that adversely affects holders and our business.

The regulation of digital assets and digital asset exchanges are currently under-developed and likely to rapidly evolve and vary significantly among U.S. and non-U.S. jurisdictions and are subject to significant uncertainty. As digital assets have grown in both popularity and market size, governments around the world have reacted differently to digital assets, with certain governments deeming them illegal while others have allowed their use and trade. Various legislative and executive bodies in the United States, and other countries, are, or are considering, enacting laws, regulations, guidance, or other actions, which could adversely impact our Company and the value of BLT. Our failure to comply with any laws, rules and regulations, some of which may not exist yet or are subject to interpretation and may be subject to change, could result in a variety of adverse consequences, including criminal and civil penalties and fines against our Company. The variation among applicable laws and regulations across multiple jurisdictions may result in materially different consequences to holders of BLT based upon their respective country of residence. New or changing laws and regulations or interpretations of existing laws and regulations (whether in the U.S. or elsewhere) could have material adverse consequences to you and our Company, including, but not limited to: our ability to issue BLT and utilize BLT as part of our business, the transferability of BLT, the value of BLT, the liquidity and market price of BLT, and your ability to access marketplaces that trade BLT.

General Risks Related to Digital Assets

The prices of digital assets, such as BLT, are extremely volatile.

Fluctuations in the price of digital assets could subject BLT to significant price volatility. The price of digital assets, including BLT, is affected by many factors beyond our control including global supply and demand, the expected future price, inflation expectations, interest rates, currency exchange rates, fiat currency withdrawal and deposit policies at virtual token exchanges, interruptions in service or failures of such exchanges, investment and trading activities of large holders of digital assets, government monetary policies, regulatory measures that restrict the use of digital assets and global political, economic or financial events as well as the performance and financial condition of our Company. In addition, a decrease in the price of one digital asset may cause volatility in the entire digital asset industry, including BLT. For example, a security breach that affects investor or user confidence in Bitcoin may affect the industry as a whole and may also cause the price of BLT to fluctuate dramatically.

BLT is subject to extreme variability in prices depending on the cryptocurrency market.

The development and acceptance of transactions in digital assets are subject to a variety of factors that are difficult to evaluate.

The use of digital assets to buy and sell goods and services and complete transactions is part of a new and rapidly evolving industry, and the continued growth of this industry and the continued and growing use of digital assets is highly uncertain. If the development or acceptance of digital assets were to slow down or stop, it could have a material adverse effect on our business. Factors that could affect the expansion or contraction of the use of digital assets and our related business, include, but are not limited to:

●	continued worldwide growth in the adoption and use of digital assets;

●	governmental and quasi-governmental regulation of digital assets and their use, or restrictions on or regulation of access to and operation of digital asset systems;

●	the maintenance and development of software and technology on which many digital assets are dependent;

●	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;

●	general economic conditions and the regulatory environment relating to digital assets (whether in the U.S. or elsewhere); and

●	negative consumer sentiment and perception of digital assets in general.

We cannot predict with certainty any outcome regarding use of digital assets, and any of the above factors may have a material adverse effect on our business and the price of BLT.

Digital assets, including BLT, might be used for illegal or improper purposes, which could expose our Company to additional liability and harm its business.

Security breaches, theft and fraud occur in the digital assets market in general in part because it is rapidly evolving, can lack transparency and is decentralized in nature. Digital assets, including BLT, may be susceptible to potentially illegal or improper uses as criminals are using increasingly sophisticated methods to engage in illegal activities involving internet services, such as money laundering, terrorist financing, drug trafficking, and other online misconduct. BLT holders may also encourage, promote, facilitate, or instruct others to engage in illegal activities or improper conduct. To the extent any of these illegal or improper activities occur outside the United States, our remedies may be significantly limited or nonexistent. Occurrence of such activities may subject the Company to civil penalties and/or criminal liability, may adversely affect our reputation, business, and financial condition, and may negatively impact the value of BLT along with your ability to hold or trade BLT.

Incorrect or fraudulent digital asset transactions may be irreversible.

Digital asset transactions, including those involving BLT, are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction. In theory, these digital asset transactions may be reversible with the control or consent of a majority of processing power on the network. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of BLT or theft of BLT will not be reversible, and our Company may not be capable of seeking compensation for any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, BLT could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. Such events on a large enough scale would have a material adverse effect on our operations and the value of BLT.

Blockchain is a nascent and rapidly changing technology and there remains relatively small use of blockchain networks and blockchain assets in the retail and commercial marketplace. The slowing or stopping of the development or acceptance of blockchain networks may adversely affect an investment in our Company.

The development of blockchain networks is a new and rapidly evolving industry that is subject to a high degree of uncertainty. Factors affecting the further development of the blockchain industry include:

●	continued worldwide growth in the adoption and use of blockchain networks and assets;

●	the maintenance and development of the open-software protocol of blockchain networks;

●	changes in customer demographics and public tastes and preferences;

●	the popularity or acceptance of the Bitcoin or Ethereum networks;

●	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;

●	government and quasi-government regulation of blockchain networks and assets, including any restrictions on access, operation and use of blockchain networks and assets; and

●	the general economic environment and conditions relating to blockchain networks and assets.

Our business model and technology is dependent, at least in part, on the continued investment in and development of the blockchain industry and related technologies. If investments in the blockchain industry become less attractive to investors or innovators and developers, or if blockchain networks and assets do not gain public acceptance or are not adopted and used by a substantial number of individuals, companies and other entities, it could have a material adverse impact on our prospects and our operations.

Digital assets may be subject to loss, damage, theft or restriction on access, which could decrease the value of BLT.

A private key, or a combination of private keys, will be necessary to control digital assets, including BLT, stored in a digital wallet. Accordingly, any loss of the requisite private keys will result in loss of BLT, and they likely would not be recoverable. Moreover, any third party that gains access to such private keys, including by gaining access to login credentials of a hosted wallet service, could steal digital assets, including BLT. Any errors or malfunctions caused by or otherwise related to your digital wallet to receive and store digital assets, including BLT, including failure to properly maintain or secure such digital wallet, may also result in your complete loss of digital assets, including BLT. If you lose access to your BLT, you could suffer a complete loss and would have no rights to seek any recovery from the Company.

If part or all of BLT are lost, stolen or destroyed under circumstances rendering a party liable to our Company, the responsible party may not have the financial resources sufficient to satisfy our claim. For example, as to a particular event of loss, the only source of recovery for us might be the responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of our Company. Furthermore, we are not aware of any U.S. or foreign governmental, regulatory, investigative, or prosecutorial authority or mechanism through which to bring an action or complaint regarding missing or stolen digital assets. Consequently, we may be unable to replace missing BLT or seek reimbursement for any erroneous transfer or theft of BLT. To the extent that we are unable to seek redress for such action, error or theft, such loss could decrease the value of BLT.

Due to the unregulated nature and lack of transparency surrounding the operations of digital asset exchanges, they may experience fraud, security failures or operational problems, which may adversely affect the value of digital assets, including BLT.

Digital asset exchanges are relatively new and, in some cases, unregulated. Furthermore, many digital asset exchanges do not provide information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in digital asset exchanges.

For example, in 2019 there were reports claiming that 80-95% of Bitcoin trading volume on digital asset exchanges was false or non-economic in nature, with specific focus on unregulated exchanges located outside of the U.S. Such reports may indicate that the market for digital assets is significantly smaller than expected. If these findings are replicated across the digital assets industry, the actual or perceived false trading in cryptocurrency exchange markets, and any other fraudulent or manipulative acts and practices, could adversely affect the value and liquidity of various digital assets and/or negatively affect market perception.

In addition, over the past several years, some digital asset exchanges have been closed due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such digital asset exchanges were not compensated or made whole for the partial or complete losses of their account balances in such digital asset exchanges. While smaller digital asset exchanges are less likely to have the infrastructure and capitalization that make larger digital asset exchanges more stable, larger digital asset exchanges are more likely to be appealing targets for hackers and malware and may be more likely to be targets of regulatory enforcement action.

Further, due to the uncertain applicability of financial regulations and lack of guidance specific to digital assets, some digital asset exchanges may purposefully or inadvertently fail to comply with applicable financial regulations. Such failures can result in regulatory investigations and enforcement actions, operational delays, closure of exchanges, and loss of funds.

Negative perception, a lack of stability in digital asset exchange markets and the closure or temporary shutdown of digital asset exchanges due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in BLT and result in greater volatility in token prices.

Specific Risks Related to Owning BLT

Holders of BLT do not have rights as stockholders of our Company and BLT has limited utility.

BLT is not capital stock, and does not currently provide holders with any type of (i) dividend rights; (ii) equity or debt conversion; (iii) sinking fund provisions; (iv) voting rights; (v) liquidation rights; or (vi) preemption rights, that are typically conferred upon the holders of capital stock. In addition, the utility of BLT is limited to specific uses on our Platform, which we do not support and may change or reduce further in the future. See “Exhibit 4.2. Description of Registrant’s Securities to be Registered.”

BLT may have very limited or no future use or value given that we are no longer maintaining or supporting the BLT.

We are no longer maintaining or supporting BLT in the Bloom protocol, and have no ability to require the use of BLT or to assure that BLT can be used or will have any functionality on the Platform. We do not intend to provide any further support to the development and utility of the BLT.

BLT is subject to transfer restrictions.

BLT is subject to restrictions on their transfer under restrictions imposed by the Securities Act or similar state securities laws, therefore, they cannot be sold unless they are subsequently registered under the Securities Act and other applicable securities laws or an exemption from registration is available. If we determine to register your BLT under the Securities Act, significant delays in the transferability of BLT could occur, and our Company likely would incur additional material expenses. Any restrictions on BLT, regardless of form, could have an adverse effect on the transferability of BLT, the value of BLT, the liquidity and market price of BLT, and your ability to access marketplaces that trade BLT.

BLT is traded on primarily unregulated exchanges where fraudulent activity or hacking incidents may occur, and no established market exists for them and may never develop.

We have not listed, and may not ever list, BLT on any established, regulated digital asset or securities exchange. Currently, there are few, if any, registered or approved third-party exchanges or other established platforms to support the trading of BLT on the secondary market. Although BLT may trade in the secondary market on primarily unregulated digital asset exchanges, we do not currently solicit or control such listings. Due to the rapidly evolving regulatory climate regarding digital assets that are securities, we cannot estimate when, if ever, BLT will be listed on any securities or digital asset exchange or other established public trading market within the U.S., or if listed, an active and liquid trading market for BLT will ever develop or be sustained. Any public trading market for our BLT that we create in the future will be done pursuant to applicable rules and regulations. We can make no assurances, however, that a public trading market for BLT will ever develop.

In addition, we have little or no control over potentially illegal activities or trading in BLT on the exchanges where they do trade due to the unregulated nature of these exchanges. These exchanges are numerous, may be subject to hacking and fraudulent activities and tend to be located outside the United States in countries where it can be difficult or impossible for us to identify or to stop any illegal or fraudulent activity. If any illegal or fraudulent activity involving BLT were to occur on any of these exchanges, it could reduce confidence in the value of BLT and may expose us to reputational harm and potentially liability, which in turn could harm our business and the value of BLT. Fraudulent trading in BLT may also cause volatility in the price of BLT and result in their price not being an accurate reflection of their value. Further, even if BLT become listed on an established, regulated exchange, no market may ever develop for them.

BLT may be subject to rules related to low-priced equity securities, which may make it harder for you to sell your BLT.

The regulation of digital assets and digital asset exchanges are currently under-developed and likely to rapidly evolve and are subject to significant uncertainty. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks,” and it is possible that BLT may become subject to penny stock rules in the future. Penny stocks are defined by law generally as equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules place additional responsibilities on broker-dealers effecting transactions in such securities. If BLT become subject to the penny stock rules in the future, these requirements may have the effect of reducing the level of trading activity in BLT on any securities or digital asset exchange that list BLT, which could reduce the value of BLT.

We may amend the uses of, and your rights under, BLT at any time.

The use of BLT on our Platform is governed by the Terms and Conditions, and we may amend or revise the Terms and Conditions at any time without the consent of holders. Amendments may include imposing restrictions on the transfer of BLT on our Platform, which could have a material adverse effect on the value of BLT. Moreover, due to legislative or regulatory changes, for example SEC guidance or regulatory rulemaking, we may be legally required to amend the rights afforded to holders of BLT. These potential changes can have an adverse impact on an investment in a BLT. If we make any amendments to the Terms and Conditions, we will publish a notice and a summary of the changes, including section references, to the Terms and Conditions, together with the updated Terms and Conditions on our website and we will change the “Last Updated” date at the top of the Terms and Conditions. Any amended Terms and Conditions shall become effective immediately upon the publication of notice and updated Terms and Conditions on our website.

As of September 30, 2023, we hold 94,708,056.364 BLT in treasury, which we may choose to sell or which we may choose not to issue. The number in circulation would decrease as holders use them on our Platform, as a result of the claims process or because holders abandon them, which in turn could reduce their utility and value.

The BLT Terms and Conditions include terms that provide for claims against the Company to be resolved through binding arbitration, waiver of class actions and waiver of jury trials. These provisions may have the effect of discouraging certain types of claims against us or provide less favorable outcomes to holders of BLT or may prove to be unenforceable in certain circumstances.

In an attempt to limit costly litigation, including class action lawsuits, the BLT Terms and Conditions provide that BLT holders submit claims or disputes between such holders and the Company relating to the purchase, use or ownership of BLT for resolution by arbitration on an individual, and not a class, basis. The binding arbitration provision does not apply to claims relating to the validity, enforceability, coverage or scope of the arbitration provision and does not apply to claims brought pursuant to the Securities Act or the Exchange Act, or any other claim relating to the U.S. federal securities laws. Additionally, the class action and jury trial waiver provisions in the BLT Terms and Conditions do not apply to claims brought pursuant to the Securities Act or the Exchange Act, or any other claims for which the U.S. federal courts have exclusive jurisdiction. There is a possibility that the remedy available to a holder of BLT would be less favorable than a remedy provided in a legal proceeding with or without a jury. There is no assurance that a holder of BLT would incur lower costs in arbitration than if such holder brought a claim in a court or as part of class action litigation.

In addition, the enforceability of similar arbitration and jury trial waiver provisions has been challenged in legal proceedings or may be prohibited by certain laws, and it is possible that a court could find these types of provision to be inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings that a BLT holder may assert. By agreeing to the binding arbitration, waiver of class actions and waiver of jury trial provisions in the BLT Terms and Conditions, BLT holders will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder. If a court were to find these provisions to be inapplicable or unenforceable in an action, we and the BLT holders may incur additional costs associated with resolving such action in a legal proceeding.

The BLT Terms and Conditions provide that the courts located in Gibraltar will be the sole and exclusive forum for certain disputes between the Company and holders of BLT, which could limit the ability of the holders of BLT to obtain a favorable judicial forum for disputes with the Company relating to the BLT.

The BLT Terms and Conditions provide that the courts located in Gibraltar will be the sole and exclusive forum for disputes relating to the Terms and Conditions or use of the BLT. This exclusive forum provision is intended to apply to claims arising under Gibraltar law and would not apply to claims brought pursuant to the Securities Act or Exchange Act, or any other claim for which the U.S. federal courts have exclusive jurisdiction. The exclusive forum provision in the BLT Terms and Conditions will not relieve us of our duties to comply with the U.S. federal securities laws and the rules and regulations thereunder, and holders of BLT will not be deemed to have waived our compliance with these laws, rules and regulations.

This exclusive forum provision may limit a BLT holder’s ability to bring a claim in a judicial forum of its choosing for disputes relating to the Terms and Conditions or use of the BLT, which may discourage lawsuits against us. In addition, holders of BLT who do bring a claim in the courts located in Gibraltar could face additional litigation costs in pursuing any such claim, particularly if they do not reside in Gibraltar. The courts in Gibraltar may also reach different judgments or results than would other courts, including courts where a holder of BLT would otherwise choose to bring the action, and such judgments or results may be more favorable to the Company than to such holders. However, the enforceability of similar exclusive forum provisions has been challenged in legal proceedings, and it is possible that a court could find this type of provision to be inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings. If a court were to find the exclusive forum provision contained in BLT Terms and Conditions to be inapplicable or unenforceable in an action, we might incur additional costs associated with resolving such action in other jurisdictions.

Neither you, as a holder of BLT, nor our Company, will have control over the Ethereum blockchain framework.

BLT are comprised of technologies that depend on the Ethereum blockchain protocol to run certain programs to process transactions. Because of this decentralized model, our Company and holders of BLT have limited or no control over the Ethereum network, which has its independent and separate governance protocols and rules. Changes to the protocol governing the Ethereum network or its declining use or acceptance may have a material adverse effect on the utility, acceptance and value of BLT.

The open-source structure of portions of the Ethereum blockchain protocol means that our network may be susceptible to developments by users or contributors who could damage our network and our Company’s reputation and could affect the utilization of the network and BLT.

Our network operates based on the Ethereum blockchain protocol, portions of which are open-source. Our network will not be represented, maintained or monitored by an official organization or authority. The open-source nature of portions of the Ethereum protocol means that it may be difficult for our company or contributors to maintain or develop our network, and our Company may not have adequate resources to address emerging issues or malicious programs that develop within the network adequately or in a timely manner. Third parties not affiliated with our Company may introduce weaknesses or bugs into the core infrastructure elements of the network and open-source code which may negatively impact the network. Such events may result in a loss of trust in the security and operation of our network and a decline in user activity and could negatively impact the market price of BLT. Additionally, because the protocol and other portions of our network’s technology is open-source, anyone can copy and disseminate the source code either in the same form or with modifications as a “fork.”

Trading or holding BLT could expose you to various cybersecurity risks.

Exchanges, trading platforms and third-party service providers may be vulnerable to hacking or other malicious activity. As with any computer code generally, flaws in cryptocurrency codes, such as BLT, may be exposed to such negative activities. Several errors and defects have been found previously, including those that disabled some functionality for users of cryptocurrency trading platforms and exposed such users’ personal information. Flaws in and exploitations of the source code allowing malicious actors to take or create data have previously occurred. While we have taken steps to protect BLT from hacks, we are not immune to changes that affect the entire blockchain ecosystem or industry. Such changes as being subject to a hacking event could adversely affect us in unpredictable ways, including adversely affecting the utility, acceptance and value of BLT.

BLT are subject to risks of uninsured losses.

Unlike bank accounts or accounts at some financial institutions, BLT are uninsured unless you specifically obtain private insurance to insure them. Thus, in the event of loss or loss of utility value, there is no public insurer, such as the Federal Deposit Insurance Corporation, or private insurance arranged by us, to offer recourse to you.

The tax treatment of BLT is uncertain, and developments in tax laws could impact the tax treatment of BLT.

The tax characterization of BLT is uncertain, and you must seek your own tax advice in connection with your purchase, holding, use, sale or exchange of BLT or the consequences of participating in the claims process. You should consult solely with and must rely upon the advice of your own professional tax advisors with respect to the United States and non-U.S. tax treatment of your purchase, holding, use, sale or exchange of BLT. Transactions involving digital assets or tokens, are relatively new and the guidance issued to date is limited. It is possible that the IRS may challenge Company’s intended treatment of BLT, and that the tax consequences of purchasing or holding BLT could differ materially from those anticipated by our Company. We are providing no assurances or representations of any kind regarding any potential tax consequences related to purchasing, holding, using, selling or exchanging BLT. Legislation may be enacted, or guidance may be issued, by the IRS, the U.S. state tax authorities, or other foreign tax authorities possibly with retroactive effect, impacting your tax obligations with respect to BLT and possibly requiring our reporting obligations with respect to BLT. Future changes in the tax laws (or future administrative or judicial interpretations) could materially and negatively impact your tax treatment with respect to BLT. We make no representation or warranty as to the applicability of any particular tax regime to BLT, to the timing of any taxable event with respect to BLT or to the method of calculation of any such taxes.

Risks Related to the Claims Process

We may have insufficient funds to satisfy claims made pursuant to the claims process.

There is a risk to the persons eligible to participate in the claims process that we may not have sufficient funds to satisfy their claims. In exchange for BLT, the Company, beginning in November 2017 through January 2018, received approximately $32.4 million from customers. If there were a material shortfall in our ability to address all claims, we may:

1.	have to cease operations, in which case we may file a petition for bankruptcy in U.S. Bankruptcy Court under Chapter 7, whereby a trustee will be appointed to sell off our assets, and the money will be used to pay off our debts according to their statutory order of priority. Refund claims of BLT holders will not have any greater priority than the Company’s other unsecured creditors, and such priority may be lower; or,

2.	file a petition for bankruptcy in U.S. Bankruptcy Court under Chapter 11 to restructure our debt, including our debt to BLT holders seeking a refund claim. Refund claims of BLT holders will not have any greater priority than the Company’s other unsecured creditors, and such priority may be lower. The Chapter 11 reorganization plan would describe the rights of BLT holders and what holders can be expected to receive, if anything, from the Company.

We may continue to have potential liability even after the claims process is made due to our issuances of securities in possible violation of the federal and state securities laws.

The Securities Act does not expressly provide that a claims process will terminate a purchaser’s right to rescind a sale of stock that was not registered or exempt from the registration requirements of the Securities Act. Accordingly, if you affirmatively reject or fail to accept the offer pursuant to the claims process, holders who acquired BLT directly from us may have a right under the Securities Act after the expiration of the claims process. The SEC staff takes the position that a person’s federal right to receive amounts in the claims process may survive the claims process. Should any offerees reject the claims process, expressly or by failing to timely and properly return a claim form, we may continue to be potentially liable under the Securities Act for the purchase price or for certain losses if BLT have been sold. It may also be possible that we may face contingent liability for noncompliance with applicable state securities laws.

We are unable to quantify the extent of any monetary damages that we might incur if monetary fines were imposed, recission were required, or one or more other claims were successful. As of the date of this Annual Report, we are not aware of any new pending or threatened claims that we violated any federal or state securities laws. However, we cannot assure you that any such claim will not be asserted in the future or that the claimant in any such action will not prevail. If the payment of the claims in the claims process or fines is significant, it could have a material adverse effect on our cash flow, financial condition or prospects.

We cannot determine whether the amounts you would receive in the claims process would be greater or less than the actual value of BLT, and you may experience financial loss whether you accept or reject the offer in the claims process.

We do not believe BLT is currently listed on any regulated securities or digital asset exchange or other established public trading market, and a public trading market for BLT may never develop. We cannot estimate when, if ever, BLT will be listed on any securities or digital asset exchange or other established public trading market within or outside the U.S., or, if listed, an active and liquid trading market for BLT will ever develop or be sustained. The amount you will receive in the claims process is fixed at the listed price(s) in U.S. dollars for your BLT in our Token Sale or in U.S. dollars based on the ETH contribution amount on the day of purchase, plus interest, less the amount of any income received thereon. This amount is not tied to the current or future price of BLT. As a result, if you reject the offer in the claims process, you risk not receiving any financial benefit from your investment in BLT. Alternatively, if you accept the offer and following your acceptance of such offer in the claims process a public trading market develops for BLT and the market value for BLT increases for any reason, you risk not receiving the benefits of any such price appreciation. As a result, you may experience financial loss regardless of whether you accept or reject the offer in the claims process.

The claims process could have a material impact on our financial condition and liquidity.

The offer made pursuant to the claims process will be funded from our Company’s existing cash balance and digital asset holdings. If all or a significant portion of the persons eligible to participate in the claims process submit valid claims, their rights would reduce the liquidity and financial resources of our Company and may adversely affect the future growth of our Company as well as our financial condition and results of operations. If this were to occur, we may be forced to curtail or cease our operations in the event we cannot find additional capital. We cannot estimate with any certainty the probable amount that we may be required to pay pursuant to the claims process.

The claims process extends only to holders who purchased BLT directly from us in our Token Sale in the period from November 2017 to January 2018 and may not extend to a vendor who was issued BLT for services. We may have additional potential liabilities due to our issuances of BLT to the vendor in violation of the federal and state securities laws.

Pursuant to an Equity Grant and General Release Agreement dated as of August 21, 2020 by and between Bloom and a vendor, the vendor received a grant of 3,000,000 BLT in consideration for the vendor’s services and entry into the agreement. We did not analyze whether we could rely on any exemption from registration under the Securities Act for this issuance since, at that time, we did not consider BLT to be a security. The principal remedy under the Securities Act for sales of securities that were not registered or exempt from the registration requirements of the Securities Act is to permit purchasers in an offering to sue for a refund of what was paid for the securities, plus interest. If, and to the extent that, claims or suits for rescission are brought and successfully concluded by third party recipients for failure to register the BLT issued under the Securities Act or applicable state securities laws, we may be liable under the Securities Act for the price paid for the securities or for certain losses if the BLT has been sold. We may also face contingent liability for noncompliance with applicable state securities laws, all of which could adversely affect our Company and our ability to operate our business.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Not applicable.

Item 2. Properties

We do not hold or lease any material physical properties.

Item 3. Legal Proceedings.

SEC Order

We previously reported in our Registration Statement that, on August 9, 2022, the Company entered into the SEC Order with the SEC relating to the determination by the SEC that BLT were “securities” under the Securities Act. In conjunction with the SEC Order, parties who obtained BLT from the Company between November 14, 2017 and January 2, 2018 (the “Potential BLT Claimants”) are entitled to a refund in the amount of consideration paid, plus interest, less the amount of any income received thereon, referred to as the “claims process.” The Company has distributed the claims form by electronic means claim in accordance with the SEC Order. The Potential BLT Claimants must submit claims by the February 4, 2024 claim form deadline. Any amounts to be refunded will be paid in cash.

Specifically, pursuant to the SEC Order, the Company agreed to the following:

●	Pay a civil penalty of $300,000 to the SEC, which the Company paid on July 13, 2022;

●	Issue a press release within 14 days of the SEC Settlement Order, which the Company issued on August 23, 2022;

●	File a Form 10 to register BLT as a class of securities within 270 days of the SEC Order (subsequently extended pursuant to mutual agreement with the SEC to within 300 days of the SEC Order), which the Company filed on June 5, 2023;

●	Distribute and post on our website a refund claim form no later than 60 calendar days after the date of the filing of the Registration Statement, or on the date seven days after the Registration Statement becomes effective (the “Effective Date”), whichever is sooner (the “Claim Form Distribution Date”). The claim form must inform all persons and entities that purchased BLT from us of their potential claims under Section 12(a) of the Securities Act upon the tender of such BLT to us, including the right to sue to recover the consideration paid for the BLT with interest on that amount, less any amount of income received from the sale of such BLT, or for damages if the purchaser no longer owns the BLT. The claim form must further inform purchasers that they may submit the written claim form to us prior to the Claim Form Deadline. The “Claim Form Deadline” is February 4, 2024. The Company has distributed the claims form in accordance with the SEC Order;

●	Commencing 30 days after the Claim Form Deadline, provide monthly reports to the SEC of the claims received and the claims paid;

●	Submit to the SEC a final report of our handling of all claims received within four months from the Claims Form Deadline;

●	Maintain such Exchange Act Registration and timely filing of all reports required by Section 13(a) of the Exchange Act for at least until the later of (i) the Claims Form Deadline, (ii) such time as Bloom has filed all reports required for the fiscal year in which the Registration Statement became effective, and (iii) such time as Bloom is eligible to terminate its registration pursuant to Rule 12g-4 under the Exchange Act; and

●	Pay the amounts due under Section 12(a) of the Securities Act to each purchaser using the claim form within three months of the Claim Form Deadline that we deem to be due and adequately substantiated. We may require that a claimant submit additional documentation supporting that the claimant is entitled to receive payment under Section 12(a) of the Securities Act. Upon receiving such a request, a claimant will have 30 days to provide the requested documentation in writing to the address provided by us. For any claims not paid, we will provide the claimant with a written explanation of the reason for non-payment.

The total amount received in our Token Sale from the Potential BLT Claimants was approximately $32.3 million which, upon receipt, was initially recorded as a BLT liability in the accompanying consolidated balance sheets. The total payments related to the claims process could exceed the BLT liability reported in our consolidated balance sheets, however, a reasonable estimate of the possible losses or range of possible losses cannot be made at this time. The Company believes that, so long as we are in compliance with the SEC Order, the maximum amount payable is the amount received in our Token Sale, less amounts previously refunded (totaling approximately 50 ETH in a single refund in August 2018) plus interest. The Company cannot predict with certainty the amount that we may be required to pay to Potential BLT Claimants.

No claims will be paid prior to the Claim Form Deadline. Subsequent to the Claim Form Deadline, the Company will begin to pay all valid refund claims. If the Company has a sufficient amount of cash on hand, all valid refund claims will be paid in full. If the Company does not have a sufficient amount of cash on hand to pay all valid refund claims, depending on the cash shortfall, the Company intends to seek funding from outside investors (either through the sale of additional equity or otherwise) or seek debt financing from third-party lenders. In this case, all valid refund claims will be partially paid, on a pro rata basis, until we can obtain additional financing, and all unpaid amounts will continue to accrue interest until paid in full. The Company calculated the estimated interest for the total outstanding Token Sale liability balance using the applicable federal rates published by the Internal Revenue Service. Such additional financing (whether debt or equity) may not be available on favorable terms, or available at all, and could increase the Company’s debt balance and result in significant expense to the Company.

In the event we are unable to raise additional debt or equity financing, we may have to cease operations, in which case we may:

●	file a petition for bankruptcy in U.S. Bankruptcy Court under Chapter 7, whereby a trustee will be appointed to sell off our assets, and the money will be used to pay off our debts according to their statutory order of priority. Refund claims of BLT holders will not have any greater priority than the Company’s other unsecured creditors, and such priority may be lower; or

●	file a petition for bankruptcy in U.S. Bankruptcy Court under Chapter 11 to restructure our debt, including our debt to BLT holders seeking a refund claim. Refund claims of BLT holders will not have any greater priority than the Company’s other unsecured creditors, and such priority may be lower. The Chapter 11 reorganization plan will describe the rights of BLT holders and what holders can be expected to receive, if anything, from the Company.

While we are uncertain whether any U.S. Bankruptcy Court has rendered any decision with respect to the treatment of tokens or digital assets analogous to BLT in a bankruptcy context, we believe BLT should not be viewed as analogous to more traditional capital stock (i.e., capital stock, warrants, etc.) as BLT currently lack the traditional features of such securities. For example, BLT do not currently convey any dividend, distribution, voting, liquidation or preemption rights to their holders. Similarly, BLT holders have no property, license or other right whatsoever with respect to any software that now exists or may ever be developed by the Company.

In addition, if certain holders of BLT affirmatively reject or fail to accept the offer pursuant to the claims process, they may have a right under the Securities Act after the expiration of the claims process. Consequently, should any offerees reject the offer pursuant to the claims process, expressly or by failing to timely return a claim, we may continue to be potentially liable under the Securities Act for the purchase price or for certain losses if the BLT have been sold. It may also be possible that by not disclosing that the BLT were unregistered, and that BLT may face resale or other limitations, we may face contingent liability for noncompliance with applicable federal and state securities laws. Additionally, the Company may be required to pay additional fines, penalties or other amounts in other jurisdictions.

As a result of filing the Registration Statement on Form 10, we became subject to the requirements of Section 13(a) of the Exchange Act, including the rules and regulations promulgated thereunder, which requires us, among other things, to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and we are required to comply with all other obligations of the Exchange Act applicable to issuers filing registration statements pursuant to Section 12(g) of the Exchange Act. Further, as described above, pursuant to the SEC Order, our Company agreed to, among other things, file a Form 10 to register the BLT as a class of securities and maintain timely filings of all reports required by Section 13(a) of the Exchange Act for at least through the fiscal year in which the Effective Date occurs and continue these filings until the Company is eligible to terminate its registration.

Other than with respect to our settlements with the SEC, we are not aware of any pending or threatened claims that we violated any federal or state securities laws. However, we cannot assure you that any such claim will not be asserted in the future or that the claimant in any such action will not prevail. The possibility that such claims may be asserted in the future will continue until the expiration of the applicable federal and state statutes of limitations. If the payment of claims in the claims process or fines is significant, it could have a material adverse effect on our cash flow, financial condition or prospects and the value of the BLT.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market in our Shares. Our Shares are not listed for trading on any national securities exchange nor are bid or asked quotations reported in any over-the-counter quotation service.

Availability of current public information. For issuers, such as our Company, that are subject to Exchange Act reporting requirements under Section 13 or Section 15(d), and have been reporting under the Exchange Act for at least 90 days before the Rule 144 resale, this requirement is satisfied if an issuer has filed all reports required under the Exchange Act (other than Form 8-K) and has filed all interactive data (XBRL) exhibits required to have been filed during the 12 months (or any shorter period for XBRL reporting requirements, if applicable) before the Rule 144 resale.

Persons who may be deemed to be our affiliates generally include individuals or entities that control, or are controlled by, or are under common control with, us and may include our Managers and officers, as well as our significant stockholders.

All of our outstanding Shares are eligible for sale under Rule 144. We cannot estimate the number of Shares that our existing shareholders will elect to sell under Rule 144.

We have no agreement with any security holder to register under the Securities Act for sale any of our Shares.

Holders

As of September 30, 2023, we had 9,000 Shares outstanding, held by 4 holders. Please see “Item 12. Security Ownership of Certain Beneficial Owners and Management” for disclosure regarding the ownership of our Shares by each holder known by us to beneficially own 5% or more of our outstanding Shares, each Manager, each of our Named Executive Officers, all of our executive officers and Managers as a group; and each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our securities.

Distributions

Subject to the terms of our Operating Agreement, the Board shall determine the amount and timing of all distributions of cash from operations of the Company. All such distributions shall be made only to Members (as such term is defined in our Operating Agreement) who, according to the books and records of the Company, are the holders of record on the actual date of the distribution. Distributions shall be made as follows: (i) first, to the Voting Members pro rata with their Membership Interests until such time as their collective cumulative return from both Funds from Operations and Funds from Capital Transactions is equal to $4,000,000 and (ii) then, to all Members, pro rata in proportion of their respective vested Membership Interests (all capitalized terms have the meaning ascribed to them in our Operating Agreement). The foregoing is qualified by reference to “Item 13. Certain Relationships and Related Party Transactions, and Director Independence - Transactions with Related Persons.”

We have not paid any cash distributions to our members to date and do not anticipate or contemplate paying distributions to our members in the foreseeable future. It is the present intention of our management to utilize all available funds and any future revenue generation from operations of the Company for the development of our business and implementation of our strategy.

Dividend Policy

The Company has not paid any cash dividends on our Shares to date and does not anticipate declaring or paying any cash dividends to holders of the Shares in the foreseeable future. We currently intend to retain future earnings, if any, to finance the growth of our business. Our future dividend policy is within the discretion of our Board of Managers and will depend upon the then-existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, and other factors our Board of Managers may deem relevant.

Recent Sales of Unregistered Equity Securities

We had no sales of unregistered equity securities during the period covered by this Annual Report that were not previously reported in a Current Report on Form 8-K or a Quarterly Report on Form 10-Q.

Issuer Purchases of Equity Securities

During the year ended September 30, 2023, we did not repurchase any of our Shares.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included within “Item 8. Financial Statements and Supplementary Data.” In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect the Company’s plans, estimates, or beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, including, without limitation, those described in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A “Risk Factors.”

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

We believe that our VC technology is versatile and has potential applicability across a wide range of industries. Our VC technology was initially built with a focus on decentralized identity and credit scoring using an end-to-end protocol for identity attestation, risk management and credit scoring on the blockchain. BLT was initially intended to function as both a currency and voting mechanism. Our development efforts during the past five years have expanded our capabilities to now also serve commercial customers who are not on the blockchain.

Today, BLT no longer has any other uses or functionalities on our Platform. We no longer support voting matters or enable protocol changes by BLT holders. As a result, while blockchain technology continues to be an important building block of our Platform, our business strategy has shifted toward supporting retail and commercial users who are both on and off the blockchain. In furtherance of our strategy and to focus our support for off blockchain users, the Company has moved away from supporting BLT on our network. Further, we have a strategy to broaden the awareness of our VC technology by offering our app to retail users without charge. Hence, the ability of prospective users to pay for these services with BLT no longer has value. Our revenue strategy is now focused on the potential enterprise customers. We intend to establish strategic relationships with key industry players to increase our market reach and enhance our service offerings.

Based on our prior experience in providing identity solutions to sovereign entities, the Company has identified a demand for secure, customizable and verifiable credential/identity solutions by government and quasi-government entities. Currently, the Company is in the process of submitting proposals for multiple RFPs to state and federal agencies within the United States and outside of the United States. There can be no assurance that the Company will win any of these proposals on favorable terms, if at all. To date, the Company has not sold its VC technology as a platform or otherwise to either retail consumers or enterprises. There has been no revenue activity in the fiscal years ended September 30, 2023 and 2022.

RESULTS OF OPERATIONS

Results of Operations for the Years Ended September 30, 2023 and 2022

The following comparative analysis of results of operations for the years ended September 30, 2023 and 2022 is based on the comparative consolidated financial statements, footnotes and related information for the years identified. This analysis should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report.

The following table shows our results of operations for the periods indicated. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	For the Years Ended September 30,
	2023	2022
Operating expenses (income)
General and administrative	$4,683	$6,391
Depreciation and amortization	7	10
Realized gains from sale/exchange of digital assets	-	(5,048)
Total operating expenses	4,690	1,353
Total operating loss	(4,690)	(1,353)

Other expense
Interest expense, net	(1,067)	(995)
Impairment of note receivable	(84)	(2,603)
Other expense	(126)	(300)
Total other expense	(1,277)	(3,898)
Loss before income taxes	(5,967)	(5,251)

Income tax benefit	(1,877)	(1,543)
Net loss	$(4,090)	$(3,708)

General and administrative

General and administrative expenses decreased by $1.7 million to $4.7 million for the year ended September 30, 2023 from $6.4 million for the year ended September 30, 2022. The decrease was primarily due to an decrease of $0.6 million for decreased expense for member compensation, a decrease of $0.8 million for compensation due to a decrease in headcount, a decrease in sales and marketing expense related to a reduction in contractors and advertising of $0.5 million, a decrease of $0.4 million for legal expenses related to an increase in litigation costs mostly associated with litigation and also associated with the SEC enforcement matter, and offset by an increase of $0.6 million for expenses associated with the financial statement audit.

Realized gains from sale/exchange of digital assets

We continually monitor the price and trends in the price of ETH. Periodically, we sell some of our ETH holdings either because we need cash to fund our operations, or we may engage in opportunistic sales to take advantage of higher prices of ETH.

In the fiscal year ended on September 30, 2023, realized gains from the sale or exchange of digital assets experienced a decrease of $5.0 million, reaching $0.0 million, in contrast to the $5.0 million reported in the previous fiscal year ended on September 30, 2022. This decline was a result of no ETH being sold or exchanged during the fiscal year ended September 30, 2023, as opposed to the fiscal year ended September 30, 2022, where 1,984 ETH were sold/exchanged at an average price of approximately $2,544 per ETH.

Other expense (net)

In the fiscal year ended September 30, 2023, other expenses declined by $2.6 million, totaling $1.3 million, compared to $3.9 million in the prior fiscal year ended September 30, 2022. This reduction was mainly due to a $2.6 million decrease resulting from an impairment loss on the note receivable from one of our Founders in the year ended September 30, 2022.

Income tax (benefit) expense

We recognized an income tax benefit of $1.9 million and $1.5 million for the years ended September 30, 2023 and 2022, respectively. This was due to losses incurred during the year ended September 30, 2023 which were primarily attributable to an increase in other expenses of approximately $0.4 million from the year ended September 30, 2023 as compared to the year ended September 30, 2022. This increase in expenses has a direct impact on the income tax (benefit) expense. In addition we incurred slightly higher general and administrative expenses year over year and we also recognized an impairment charge for a note receivable from one of our Founders during the year ended September 30, 2022. See “Item 13. Certain Relationships and Related Party Transactions, and Director Independence Founder Consulting Arrangements” for additional information.

Liquidity and Capital Resources

We incurred net losses of $4.1 million and $3.7 million during the years ended September 30, 2023 and 2022, respectively. Additionally, we used cash in operations of $4.7 million and $9.4 million during the years ended September 30, 2023 and 2022, respectively.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP and Securities and Exchange Commission regulations, assuming the Company will continue as a going concern. In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the Company’s financial statements were issued on December 20, 2023. Management considered the Company’s current financial condition and potential liquidity sources, including current funds available, forecasted future cash flows (or lack thereof) and the Company’s conditional and unconditional obligations due before 12 months from the issuance of the Company’s financial statements.

The Company did not generate any revenue from operations for the year ended September 30, 2023 and incurred a net loss of approximately $4.1 million for the year ended September 30, 2023, and is currently dependent upon proceeds from the sale of digital assets to fund its development of the Platform. In consideration of the SEC Order and corresponding requirement to complete the claims and registration process to compensate the BLT investors, as well as the total possible penalty that would be due to the SEC if the Company fails to complete claims and registration processes, management of the Company believes that its current financial resources may not be sufficient to fulfill these requirements due to uncertainty around the total amount of consideration that BLT purchasers may ultimately claim and/or whether the Company will be able to complete the claims and registration processes to the SEC’s satisfaction such that the SEC does not impose the springing penalty.

If the Company does not have a sufficient amount of cash on hand to pay all valid refund claims, we plan to raise additional capital through debt or equity financing, which may include the issuance of one or more convertible notes or raising additional funds from existing investors (either through debt or equity). However, there is no assurance such funding will be available to the Company or that it will be obtained on terms favorable to the Company or that any such funding will provide the Company with sufficient funds to meet its objectives.

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

Transactions with Related Parties

On July 18, 2022, we entered into a promissory note agreement with Jesse J. Leimgruber, one of our Founders and shareholders, pursuant to which we loaned to Mr. Leimgruber an aggregate principal amount of $2.6 million payable in U.S. dollars (the “Leimgruber Note”). The Leimgruber Note bears interest at 3.17 percent per annum, compounded monthly and has a stated maturity date of the earlier to occur of either (i) July 18, 2027, or (ii) a “Liquidity Event” as such term is defined in the amended and restated 2019 Equity Incentive Plan adopted by the Company’s Board on August 11, 2021 (as amended, the “2019 Plan”). Concurrently, we entered into an equity pledge agreement with Mr. Leimgruber (the “Leimgruber Equity Pledge Agreement”), pursuant to which all of Mr. Leimgruber’s ownership interest in the Company (a total of 2,250 Shares), including any dividend or distribution or otherwise that may be received in respect of the pledged Shares, were pledged as collateral for the Leimgruber Note. At the time that the Leimgruber Note was executed, Mr. Leimgruber was a Manager of the Company, but was removed as a Manager and from all positions with the Company and all of our subsidiaries effective as of May 11, 2023. As of the date of this Annual Report, the outstanding amount of the Leimgruber Note was $0.0 As of September 30, 2022, the Company determined that the collectability of the carrying value of the note receivable, including the collateralized shares of the Company, was not probable and recorded a loss on impairment of approximately $2.7 million, including approximately $0.02 million of unpaid interest. For additional information, see “Note 9 – Related Party Transactions” to the notes to our audited consolidated financial statements.

At present, all of our Managers are executive officers, and all of our executive officers are Managers. Our Managers do not receive compensation from the Company in connection with their services as Managers. We have entered into consulting agreements with Mr. Faber and Ms. Bushard in connection with their service as our executive officers. Other than Mr. Mullins, who is an employee of the Company, our executive officers are third-party consultants, and provide their services to the Company pursuant to consulting agreements with the Company. For more information on the contents of these agreements, see “Item 11. Executive Compensation - Compensation Arrangements of Certain Current Executive Officers.”

Summary of Cash Flows for the Years Ended September 30, 2023 and 2022

The following summarizes our sources and uses of cash for the periods indicated (in thousands):

	For the Years Ended September 30,
	2023	2022
Net cash used in operating activities	$(4,679)	$(9,399)
Net cash provided by investing activities	-	5,202
Net cash used in financing activities	-	(2,603)
Net change in cash and cash equivalents and restricted cash	$(4,679)	$(6,800)

Operating Activities

Net cash used in operating activities decreased $4.7 million to $4.7 million from $9.4 million for the year ended September 30, 2023. This decrease was primarily driven by an increase in a net loss of income by $0.4 million, a $5.0 million decrease in realized gains from the sale/exchange of digital assets. Accrued liabilities for member distributions increased by $0.19 million offset by decreases of $0.4 million in accounts payable and $0.3 million in interest payable. Additionally, decreases in the income tax (benefit) provision of $1.5 million and deferred tax benefit of $1.5 million and an increase in income tax payable of $0.9 million offset a $2.6 million increase in impairment of notes receivable inclusive of a $0.9 million impairment loss on the Leimgruber Note.

Investing Activities

In the fiscal year ended September 30, 2023, net cash provided by investing activities amounted to $0.0 million, contrasting with the $5.2 million reported in the previous fiscal year ended September 30, 2022. This decline is attributed to the absence of proceeds from sales/exchange of ETH, which amounted to $0.0 million in the fiscal year ended September 30, 2023.

Financing Activities

In the fiscal year ended September 30, 2023, net cash used in financing activities amounted to $0.0 million, in contrast to the $2.6 million reported in the prior fiscal year ended September 30, 2022. This reduction was primarily attributed to the absence of cash outflows related to the $2.6 million Leimgruber Note in the fiscal year ended September 30, 2023.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The most significant estimates inherent in the preparation of the Company’s consolidated financial statements include, but are not limited to, those related to the valuation of digital assets, impairment for the note receivable, estimates of interest payable on the token sale liability, and the valuation of current and deferred income taxes among others.

While our significant accounting estimates are described in the notes to our consolidated financial statements included elsewhere in this Annual Report, we believe that the following critical accounting policies are most important to understanding and evaluating our reported and future financial results.

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

Settlement Order and Claims Process

On August 9, 2022, we entered into the SEC Order related to the determination by the SEC that BLT were “securities” under the Securities Act. In conjunction with the SEC Order, parties who obtained BLT from the Company between November 14, 2017 and January 2, 2018 (the “Potential BLT Claimants”) are entitled to a refund in the amount of consideration paid, plus interest, less the amount of any income received thereon, or for damages if the purchaser no longer owns the BLT. The Company calculated the estimated interest for the total outstanding Token Sale liability balance using the applicable federal rates published by the Internal Revenue Service. The Company has distributed the claims form by electronic means claim in accordance with the SEC Order. The Potential BLT Claimants must submit claims by the February 4, 2024 claim form deadline. Any amounts to be refunded will be paid in U.S. Dollars.

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

In addition, if certain holders of BLT affirmatively reject or fail to accept the offer pursuant to the claims process, they may have a right under the Securities Act after the expiration of the claims process. Consequently, should any offerees reject the offer pursuant to the claims process, expressly or by failing to timely return a claim, we may continue to be potentially liable under the Securities Act for the purchase price or for certain losses if the BLT have been sold. It may also be possible that by not disclosing that the BLT were unregistered, and that they may face resale or other limitations, we may face contingent liability for noncompliance with applicable federal and state securities laws. Additionally, the Company may be required to pay additional fines, penalties or other amounts in other jurisdictions. See “Item 8. Legal Proceedings” for additional information.

Recently Issued and Adopted Accounting Pronouncements

The Company has evaluated all recently issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s consolidated financial statements. See “Note 2 - Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements” to our Consolidated Financial Statements for additional information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF Independent REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bloom HoldCo LLC and Subsidiaries:

Opinion

We have audited the consolidated financial statements of Bloom HoldCo LLC and Subsidiaries (the “Company”), which comprise the consolidated balance sheets as of September 30, 2023 and 2022 and the related consolidated statements of operations, changes in members’ deficit and cash flows for the years then ended, and the related notes to the consolidated financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

Emphasis of Matter – Substantial Doubt Regarding Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit of approximately $32.5 million as of September 30, 2023, incurred a net loss of approximately $4.1 million and used approximately $4.7 million of cash in operating activities during the year ended September 30, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1, including a discussion of risks associated with the Company’s ability to satisfy valid claims submitted in conjunction with the settlement agreement with the SEC related to the Company’s token sale, of which the Company has recognized a token sale liability of $32.3 million and associated interest of $4.8 million as of September 30, 2023. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Emphasis of Matter – Digital Assets

Uncertainties Related to Cryptocurrency Assets (also referred to as “Digital Assets”)

As disclosed in Note 3 to the consolidated financial statements, the Company held digital assets with a carrying value of approximately $0.6 and $0.6 million, representing approximately 6% and 4% of total assets as of September 30, 2023 and 2022, respectively. Significant information and risks related to such currencies includes, but is not necessarily limited to the following:

Digital Currencies Have Risks of Ownership

As of the date of these consolidated financial statements, the regulatory landscape continues to evolve and while cryptocurrencies have public keys (e.g., account numbers) of virtual wallets the holding of cryptocurrencies reside on distributed networks and can be viewed publicly, the ownership of the wallets are not registered and therefore, anonymous. Ownership in the currencies residing in any wallet are evidenced only by demonstrating knowledge of both the public key of the virtual wallet holding the currencies and the underlying private key of the cryptocurrencies residing within the virtual wallet. Knowledge of both these keys is required in order to demonstrate possession of the cryptocurrencies and therefore, ownership. Accordingly, prior to investing, investors who are directly or indirectly invested in such currencies should carefully evaluate and understand all relevant internal controls put in place by companies holding such assets on their behalf to understand how their investments are being protected and how inappropriate transfers of such assets are prevented.

Risks Related to Maintaining Private Key Security

Digital currency assets require the execution of the aforementioned confidential encrypted private key in order to initiate a transfer of the asset to another party. If the private key were to become lost, the Company would not be able to access the digital currency assets, thereby deeming the asset worthless to the Company. In addition, if another party were to gain access to the private key, along with the public key of the wallet holding the digital currencies, the other party could demonstrate ownership of the digital currencies and could either execute a transfer of the cryptocurrency asset or inappropriately utilize the digital currency assets as collateral for unauthorized financing.

Risks Related to Current and Continued Market Acceptance

Cryptocurrency assets are virtual currencies that have become significant in the marketplace and utilize blockchain technology in order to account for the transfer of such assets. These virtual assets have significant market volatility, which can significantly vary in a short period of time and can potentially vary between various pricing sources. These virtual assets are highly speculative in nature, and have potentially significant risks of ownership, which include, but are not necessarily limited to risks identified herein.

Regulatory Oversight and Considerations

As of the date of these consolidated financial statements, the U.S. Securities and Exchange Commission has expressed concerns regarding the adequacy and accuracy of marketplace information of cryptocurrency assets, which could impact individual state blue sky laws, potentially impacting the exchange of such assets for more widely accepted currencies, such as the U.S. Dollar. In the event that regulations were implemented to address these concerns, such regulations could potentially have a significant adverse effect on the realization of these digital currency assets.

Risks Associated With a Cryptocurrency Majority Control

Since cryptocurrencies are virtual and transactions in such currencies reside on distributed networks, governance of the underlying distributed network could be adversely altered should any individual or group obtain 51% control of the distributed network. Such control could have a significant adverse effect on either the ownership or value of the cryptocurrency.

Financial Reporting Risks Related to Digital Currency Valuation

As of the date of these consolidated financial statements, there is currently no specific authoritative accounting literature under accounting principles generally accepted in the United States of America (U.S. GAAP) which addresses the accounting for digital assets, including digital currencies.

Certain non-authoritative sources have concluded that digital currencies should be accounted for as intangible assets, where the digital currency asset should be recorded at the lower of its original cost or fair value, whereby any recorded write-downs could not be recovered in the future. The Company’s management has concluded that its digital currency assets should be valued at cost and reduced for any identified impairment charges, which is consistent with current practices. In the event that specific authoritative accounting guidance were to be issued after the release of these consolidated financial statements and such guidance was inconsistent with management’s current accounting for its digital assets and a restatement would be determined to be required, any resulting restatement could have a significant impact on the Company’s financial position, results of operations, and cash flows. The timing of any such authoritative guidance, if issued at all, is not determinable as of the date of these financial statements.

Risks Related to Transaction Authentication

As of the date of these consolidated financial statements, the transfer of digital currency assets from one party to another currently typically relies on an authentication process by an outside party known as a miner (or another authenticating party). In exchange for compensation, the miner will authenticate the transfer of the currency through the solving of a complex algorithm known as a proof of work, or will vouch for the transfer through other means, such as a proof of stake. Effective transfers of and therefore realization of cryptocurrency is dependent on interactions from these miners. In the event that there was a shortage of miners to perform this function, that shortage could have an adverse effect on either the fair value or realization of the cryptocurrency assets.

As discussed herein, holdings in digital currency assets are subject to current, emerging and potentially significant risks, including, but not necessarily limited to legal, regulatory, market valuation and proof of ownership risks. These risks are described in greater detail in Note 1 to the consolidated financial statements. Users of financial statements for entities that are associated with or hold cryptocurrency assets should carefully understand, consider and evaluate these and other risks related to cryptocurrency assets, when making investing decisions in such entities.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2022.

New York, New York

December 20, 2023

PCAOB Number 100

Bloom HoldCo LLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$5,556	$10,235
Digital assets	611	611
Prepaid expense and other current assets	37	68
Total current assets	6,204	10,914

Restricted cash	300	300
Deferred tax assets	3,000	4,556
Intangible assets, net	28	31
Property and equipment, net	-	4
Total assets	$9,532	$15,805

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities
Accounts payable	$295	$144
Accrued expenses	329	49
Accrued liability for member distributions	1,813	2,000
Interest payable	4,847	-
Token sale liability	32,253	-
Income tax payable, short-term	343	3,778
Total current liabilities	39,880	5,971

Interest payable	-	3,550
Token sale liability	-	32,253
Income tax payable, long-term	2,163	2,452
Total liabilities	$42,043	$44,226

Commitments and contingencies (Note 8)

Members’ deficit
Membership shares, no par value, 10,000 shares authorized, 9,000 shares issued and outstanding as of September 30, 2023 and 2022	-	-
Accumulated deficit	(32,511)	(28,421)
Total members’ deficit	(32,511)	(28,421)
Total liabilities and members’ deficit	$9,532	$15,805

The accompanying notes are an integral part of these consolidated financial statements.

Bloom HoldCo LLC

Consolidated Income Statement

(in thousands, except share and per share data)

	For the Years Ended September 30,
	2023	2022
Operating expenses (income)
General and administrative	$4,683	$6,391
Depreciation and amortization	7	10
Realized gains from sale/exchange of digital assets	-	(5,048)
Total operating expenses	4,690	1,353
Total operating loss	(4,690)	(1,353)

Other expense
Interest expense, net	(1,067)	(995)
Impairment of note receivable	(84)	(2,603)
Other expense	(126)	(300)
Total other expense	(1,277)	(3,898)
Loss before income taxes	(5,967)	(5,251)

Income tax benefit	(1,877)	(1,543)
Net loss	$(4,090)	$(3,708)

Basic and diluted net loss per membership share	$(454.50)	$(411.96)
Basic and diluted weighted average membership shares outstanding	9,000	9,000

The accompanying notes are an integral part of these consolidated financial statements.

Bloom HoldCo LLC

CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ DEFICIT

(in thousands, except share data)

	Membership Shares		Accumulated	Total Members’
	Shares	Amount	Deficit	Deficit
Balance – October 1, 2021	9,000	$-	$(24,713)	$(24,713)
Net loss	-	-	(3,708)	(3,708)
Balance – September 30, 2022	9,000	-	(28,421)	(28,421)
Net loss	-	-	(4,090)	(4,090)
Balance – September 30, 2023	9,000	$-	$(32,511)	$(32,511)

The accompanying notes are an integral part of these consolidated financial statements.

Bloom HoldCo LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended September 30,
	2023	2022
Operating activities
Net loss	$(4,090)	$(3,708)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7	10
Realized gains from sale/exchange of digital assets	-	(5,048)
Provision for income tax	-	(1,543)
Impairment of note receivable	84	2,603
Prepaid expense and other current assets	31	332
Deferred tax assets	1,556	-
Interest receivable	(84)	-
Accounts payable	151	(220)
Accrued expenses	280	(60)
Accrued liability for member distributions	(188)	-
Interest payable	1,297	1,013
Income taxes	(3,723)	(2,778)
Net cash used in operating activities	$(4,679)	$(9,399)

Investing activities
Proceeds from sale/exchange of digital assets	-	5,202
Net cash provided by investing activities	$-	$5,202

Financing activities
Issuance of note receivable - related party	-	(2,603)
Net cash used in financing activities	$-	$(2,603)

Net change in cash, cash equivalents and restricted cash	(4,679)	(6,800)
Cash, cash equivalents and restricted cash – beginning of year	10,535	17,335
Cash, cash equivalents and restricted cash – end of year	$5,856	$10,535

Supplemental Disclosure
Cash paid for taxes	$-	$324

The accompanying notes are an integral part of these consolidated financial statements.

Bloom HoldCo LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts, or where otherwise noted)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Bloom Holdco LLC (“Bloom”) is a limited liability company incorporated in December 2017 in the state of Delaware. Bloom is the holding company of Bloom Ltd., which was formed in September 2017 in Gibraltar. Bloom is the sole managing member of Bloom Protocol LLC (“Bloom Protocol”), which was organized as a limited liability company in Delaware in October 2017. Bloom, Bloom Ltd. and Bloom Protocol are collectively referred to herein as the “Company.”

Bloom is a technology company dedicated to assisting individuals and organizations with management of their data. Its core mission is to empower individuals by providing them with greater control over how their personal information is stored and shared, while simultaneously providing tools for mitigating the risk of data breaches and misuse for both individuals and organizations. The Company expects to achieve this by utilizing its Verifiable Credential (“VC”) technology. During the last five years, the Company has developed its VC technology for both retail consumers and enterprises, which represent our product offerings (referred to herein as the “Platform”). The VC technology is designed to give individuals control over how their data is stored and used, with a goal of reducing the risk of data breach and misuse.

To date, the Company has not sold its VC technology as a platform or otherwise to either retail consumers or enterprises, nor is the Company presently in a position to do so as development of the Platform has been put on hold due to further circumstances disclosed below under “Contingency.”

May 2022 Stock Split

The Company’s board of managers approved a split of shares of the Company’s membership shares on a 10-for-1 basis (the “Stock Split”), which was affected on May 1, 2022. The Company’s authorized membership shares were also adjusted for the Stock Split. All references to membership shares, restricted stock units, phantom stock units, share data, per share data and related information contained in the consolidated financial statements have been retrospectively adjusted to reflect the effect of the Stock Split for all periods presented. No fractional shares of the Company’s membership shares were issued in connection with the Stock Split.

Token Sale

To fund the development of the VC technology, the Company offered and sold Bloom tokens (“BLT”) in a “token sale.” From November 2017 to January 2018, the Company sold BLT, which were issued on a blockchain or distributed ledger, and raised proceeds of approximately $32.3 million from purchasers. In an earlier pre-sale phase of token sales, the purchase price for BLT ranged from $0.50 to $0.57 per token and the purchase price for paid by purchasers during the public sale was $0.67 per token. Purchasers of BLT primarily paid the Company with the digital asset ether and, to a lesser degree, with U.S. dollars.

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

Bloom HoldCo LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts, or where otherwise noted)

Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern.

The Company has a limited operating history and historically it has been dependent upon proceeds from the sale of digital assets received from the token sale to fund its operations, as well as some revenue from software development services. The Company did not generate any revenue from operations for the year ended September 30, 2023 and it incurred a net loss of approximately $4.1 million and used approximately $4.7 million in cash for operating activities during the year ended September 30, 2023. The Company had an accumulated deficit of $32.5 million as of September 30, 2023. As of September 30, 2023, the Company held approximately $5.6 million in cash and cash equivalents and digital assets with a carrying value of approximately $0.6 million.

Continued operations are dependent upon the Company’s ability to generate profitable operations and raise sufficient funds to finance our activities. Additionally, the Company has material contingent liabilities to the BLT purchasers related to the SEC Order and the settlement agreement with the SEC related to the Company’s ICO. All BLT sold in the ICO (less amounts previously refunded) is potentially subject to repurchase in the claims process; however, management cannot predict with certainty the magnitude of this liability and is unable to reasonably estimate the number of valid claims that will be made. Valid claims submitted in the claims process will have to be paid from the Company’s existing cash and cash equivalents and digital asset holdings. There is a risk that the Company may not have sufficient funds to satisfy the claims submitted, which could require the Company to seek additional financing to meet its continuing obligations and ultimately, to attain profitability. The Company may never achieve profitability, and even if it does, it may not be able to sustain being profitable.

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

The consolidated financial statements of the Company do not include any adjustments that might result from the outcome of these aforementioned uncertainties.

NOTE 2 - BASIS OF PRESENTATION, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation and Principles of Consolidation

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) and pursuant to the accounting and disclosure rules and regulations of the SEC. The Company’s reporting currency is the U.S. Dollar. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of expenses during the reporting period. The most significant estimates inherent in the preparation of the Company’s consolidated financial statements include, but are not limited to, those related to the valuation of digital assets, impairment for the note receivable, estimates of interest payable on the token sale liability, and the valuation of current and deferred income taxes among others. These estimates and assumptions are based on the Company’s historical experience, and on various other factors that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company’s cash equivalents consist of funds held in a money market account. The Company had approximately $4.0 million and $3.3 million in cash equivalents as of September 30, 2023 and 2022, respectively.

Bloom HoldCo LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts, or where otherwise noted)

Restricted Cash

The Company is required to maintain restricted cash deposits as collateral for the Company’s credit cards by the issuing bank. These funds are restricted and have been classified in noncurrent assets on the Company’s consolidated balance sheets. As of both September 30, 2023 and 2022, the Company’s restricted cash balance was $0.3 million.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. Periodically, the Company may maintain deposits in financial institutions in excess of government insured limits. The Company has not experienced any losses on these deposits.

Fair Value of Financial Instruments

The Company’s financial assets and liabilities are accounted for in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs when measuring fair value and classifies those inputs into three levels:

Level 1— Observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than Level 1 inputs that are either directly or indirectly observable, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the instrument’s anticipated life.

Level 3—Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

To the extent the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair values requires more judgement. Accordingly, the degree of judgement exercised by management in determining fair value is greatest for instruments categorized as Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The following tables present the Company’s fair value hierarchy for its money market securities measured at fair value on a recurring basis (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets included in:
Cash equivalents
Money market fund	$4,012	$-	$-	$4,012
	$4,012	$-	$-	$4,012

	September 30, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets included in:
Cash equivalents
Money market fund	$3,259	$-	$-	$3,259
	$3,259	$-	$-	$3,259

Bloom HoldCo LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts, or where otherwise noted)

The carrying values reported in the Company’s consolidated balance sheets for cash and cash equivalents, accounts payable, and accrued expenses are reasonable estimates of their fair values due to the short-term nature of these items.

Digital Assets

Digital assets, consisting entirely of ether, are included in current assets on the Company’s consolidated balance sheets. Digital assets held by the Company are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. The Company has elected to bypass the optional qualitative impairment assessment and to track its digital asset activity daily for impairment assessment purposes. The Company determines the fair value of its digital assets on a nonrecurring basis in accordance with ASC 820, based on the lowest intra-day market price of the digital asset. The Company performs an analysis each day to identify whether events or changes in circumstances, principally decreases in the quoted price of the digital asset on the active trading platform, indicate that it is more likely than not that its digital assets are impaired. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. The Company did not recognize impairment charges on its digital assets during the years ended September 30, 2023 and 2022, respectively.

The proceeds from sales and exchanges of digital assets received from the token sale are included within financing activities in the consolidated statements of cash flows and any realized gains from such sales and exchanges are included in operating expenses (income), net in the consolidated statements of operations. The Company accounts for its sales of digital assets in accordance with the first in first out method of accounting.

Prepaid Expenses and Other Current Assets

As of September 30, 2023 and 2022, respectively, prepaid expenses and other current assets totaled approximately $0.04 million and $0.07 million and consisted primarily of amounts paid for software subscriptions and insurance.

Intangible Assets

The Company’s intangible assets consist of web-site domains with an estimated useful life of 15 years. The definite-lived intangible assets are being amortized on a straight-line basis over their useful life as follows (in thousands):

Beginning balance - October 1, 2021	$34
Amortization expense	(3)
Ending balance - September 30, 2022	31
Amortization expense	(3)
Ending balance - September 30, 2023	$28

The estimated future amortization expense associated with intangible assets is as follows (in thousands):

Future Amortization
Year ended September 30, 2024	$3
Year ended September 30, 2025	3
Year ended September 30, 2026	3
Year ended September 30, 2027	3
Year ended September 30, 2028	3
Thereafter	13
$28

Bloom HoldCo LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts, or where otherwise noted)

Impairment of Long-lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the recoverability of the assets is measured by comparing the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. If the carrying amount of the asset or group of assets is not recoverable, the impairment, if any, is measured as the excess of the carrying value over the fair value, based on market value when available, or discounted expected cash flows of the asset or asset group, and is recorded in the period in which the determination is made. There were no indicators of impairment during the years ended September 30, 2023 and 2022.

Property and Equipment

Property and equipment consist of computer equipment and is stated at cost and depreciated using the straight-line method over the estimated useful life of the assets (dollar amounts in thousands):

	Useful life	September 30,
	(Years)	2023	2022
Computers	3	$21	$21
Less accumulated depreciation		(21)	(17)
Property and equipment, net		$(0)	$4

Token Sale liability

The Company sold BLT in a token sale that raised approximately $32.3 million of capital to develop the VC technology and Platform. Management of the Company evaluated the terms of the BLT sold and concluded that the amounts raised represents a liability; specifically, a demand loan, due to the lack of a stated maturity date and stated interest rate related to the outstanding liability. The Company has reflected the amounts raised as a short-term obligation on its consolidated balance sheets as of September 30, 2023 and as of long-term obligation on its consolidated balance sheet as of September 30, 2022. The change from long term to short term obligation is due to the final claim date set at August 4, 2023. Pursuant to the SEC Order, the Company has undertaken steps to register the BLT with the SEC and conduct a claims process to compensate purchasers of BLT who purchased them directly from the Company. To satisfy the SEC’s recovery requirement, through the claims process, purchasers of BLT that still own the securities are entitled to submit a claim for their consideration paid plus interest and less any income received, while any BLT purchasers that no longer own BLT may submit a claim for damages. A notice about the SEC Order along with a claim form was distributed to potential claimants by electronic means within 60 calendar days after the filing of the Company’s 1934 Act Registration (“Effective Date”), meaning by August 4, 2023. The claim form included a link to the Company’s filing page on EDGAR, informing all persons and entities that purchased tokens from the Company before and including January 2, 2018, of their potential claims under Section 12(a) of the Securities Act upon the tender of such security, or for damages if the purchaser no longer owns the security. Claimants will have until the earlier of three months from the date the SEC Division of Corporation Finance notifies the Company that their review of the Form 10 has been concluded or six months from the Effective Date to submit a claim of their rights under Section 12(a) of the Securities Act (the “Claim Form Deadline”). As such, the Company estimated and recorded a current accrued interest payable of $4.8 million as of September 30, 2023 and long term accrued interest payable of $3.6 million as of September 30, 2022 on its consolidated balance sheets. The Company calculated the estimated interest for the total outstanding liability using the applicable federal rates published by the Internal Revenue Service (“IRS”) of 4.11% and 3.14% per annum for September 2023 and September 2022, respectively. The Company is unable to reasonably estimate or record the amount for expected damages prior to the claims process. Claims will be settled in cash.

As amounts are claimed by BLT purchasers and repaid by the Company, the amounts paid will reduce the balances of the token sale liability and accrued interest on the Company’s consolidated balance sheet, with no gain or loss recognized at repayment. Upon completion of the claims process, any amounts of the token sale liability that are not claimed will be retired or extinguished and removed from the consolidated balance sheet.

Bloom HoldCo LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts, or where otherwise noted)

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

General and Administrative Expenses

General and administrative expenses consist primarily of salary and other employee costs, legal expenses, contractor expenses, uncapitalized software and hardware expenses, insurance, professional fees, including accounting and audit and marketing expenses, and other expenses.

Share-based Compensation

Share-based compensation includes compensation expense for restricted stock unit (“RSU”) and phantom stock unit (“PSU”) awards granted to employees, consultants and advisors and is measured on the grant date based on the fair value of the award. The fair value of RSU and PSU awards is measured based upon the estimated fair value of the Company’s membership shares on the date of grant. The assumptions used in calculating the fair value of the Company’s membership shares are management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The Company accounts for forfeitures as they occur. The Company’s RSU and PSU awards are subject to two vesting requirements that must both be satisfied in order for the awards to vest, the first of which is a service-based condition, and the second vesting condition is contingent upon a liquidity event. Management has determined that a liquidity event is not probable. Due to the presence of a vesting condition for all of the Company’s issued RSU and PSU awards that is contingent upon a liquidity event not considered probable by management, the Company has recognized no compensation expense for its issued share-based compensation awards.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, Income Taxes (“ASC 740”). When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. There were no uncertain tax positions that require accrual or disclosure in the consolidated financial statements as of September 30, 2023 and 2022. The Company’s policy is to record interest and penalties, if any, as part of income tax expense. Interest tax expense of $0.12 million associated with Florida state taxes were recorded for the year ended September 30, 2023. No interest or penalties were recorded for the year ended September 30, 2022. See Note 7 - Income Taxes to the consolidated financial statements for further information regarding income taxes.

Bloom HoldCo LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts, or where otherwise noted)

Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the chief operating decision maker, or decision-making group, in deciding how to allocate resources to an individual segment and in assessing performance. The chief operating decision maker, or decision-making group, reviews financial information for the purposes of making operating decisions, allocating resources, and evaluating financial performance of the business of the reportable operating segments, based on discrete financial information. As of September 30, 2023, the Company views its operations and manages its business as one segment and, accordingly, no further segment disclosures have been presented herein.

Net Loss Per Membership Share

Basic net loss per membership share is computed by dividing net loss allocated to members by the weighted average number of membership shares outstanding during the period. Diluted net loss per membership share reflects the potential dilution that could occur if securities or other contracts to issue membership shares were exercised or converted into membership shares or resulted in the issuance of membership shares that then shared in the earnings of the entity. Dilutive potential membership shares include the Company’s unvested RSUs and unvested PSUs. As mentioned above, the RSUs and PSUs have a second vesting condition that is contingent upon a liquidity event that did not occur and as such, the unvested RSUs and PSUs must be excluded from the computation of diluted net (loss) income per share. There were a total of 609 and 679 unvested RSUs and PSUs as of September 30, 2023 and 2022, respectively, that were excluded from the computation of diluted net (loss) income per membership share.

Risks Associated with Digital Assets

Significant information and risks related to digital assets includes, but is not necessarily limited to the following:

Digital Currencies have Risks of Ownership

As of the date of these consolidated financial statements, the regulatory landscape continues to evolve and while digital assets have public keys (e.g., account numbers) of virtual wallets the holding of digital assets reside on distributed networks and can be viewed publicly, the ownership of the wallets are not registered and therefore, anonymous. Ownership in the digital assets residing in any wallet are evidenced only by demonstrating knowledge of both the public key of the virtual wallet holding the digital assets and the underlying private key of the digital assets residing within the virtual wallet. Knowledge of both of these keys is required in order to demonstrate possession of the digital assets and therefore, ownership. Accordingly, prior to investing, investors who are directly or indirectly invested in such digital assets should carefully evaluate and understand all relevant internal controls put in place by companies holding such digital assets on their behalf to understand how their investments are being protected and how inappropriate transfers of such digital assets are prevented.

Risks Related to Maintaining Private Key Security

Digital assets require the execution of the aforementioned confidential encrypted private key in order to initiate a transfer of the digital asset to another party. If the private key were to become lost, the Company would not be able to access the digital assets, thereby deeming the asset worthless to the Company. In addition, if another party were to gain access to the private key, along with the public key of the wallet holding the digital assets, the other party could demonstrate ownership of the digital assets and could either execute a transfer of the digital asset or inappropriately utilize the digital assets as collateral for unauthorized financing.

Risks Related to Current and Continued Market Acceptance

Digital assets are virtual currencies that have become significant in the marketplace and utilize blockchain technology in order to account for the transfer of such assets. These virtual assets have significant market volatility, which can significantly vary in a short period of time and can potentially vary between various pricing sources. These virtual assets are highly speculative in nature, and have potentially significant risks of ownership, which include, but are not necessarily limited to risks identified herein.

Bloom HoldCo LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts, or where otherwise noted)

Regulatory Oversight and Considerations

As of the date of these consolidated financial statements, the SEC has expressed concerns regarding the adequacy and accuracy of marketplace information of digital assets, which could impact individual state blue sky laws, potentially impacting the exchange of such assets for more widely accepted currencies, such as the U.S. Dollar. In the event that regulations were implemented to address these concerns, such regulations could potentially have a significant adverse effect on the realization of these digital assets.

Financial Reporting Risks Related to Digital Asset Valuation

Certain non-authoritative sources have concluded that digital assets should be accounted for as intangible assets, where the digital asset should be recorded at the lower of its original cost or fair value, whereby any recorded write-downs could not be recovered in the future. The Company’s management has concluded that its digital assets should be valued at cost and reduced for any identified impairment charges, which is consistent with current practices. In the event that specific authoritative accounting guidance were to be issued after the release of these consolidated financial statements and such guidance was inconsistent with management’s current accounting for its digital assets and a restatement would be determined to be required, any resulting restatement could have a significant impact on the Company’s financial position, results of operations, and cash flows. The timing of any such authoritative guidance, if issued at all, is not determinable as of the date of these consolidated financial statements.

Risks Related to Transaction Authentication

As of the date of these consolidated financial statements, the transfer of digital assets from one party to another currently typically relies on an authentication process by an outside party known as a miner (or another authenticating party). In exchange for compensation, the miner will authenticate the transfer of the digital asset through the solving of a complex algorithm known as a proof of work, or will vouch for the transfer through other means, such as a proof of stake. Effective transfers of and therefore realization of digital assets is dependent on interactions from these miners. In the event that there was a shortage of miners to perform this function, that shortage could have an adverse effect on either the fair value or realization of the digital assets.

As discussed herein, holdings in digital assets are subject to current, emerging and potentially significant risks, including, but not necessarily limited to legal, regulatory, market valuation and proof of ownership risks. Users of financial statements for entities that are associated with or hold digital assets should carefully understand, consider and evaluate these and other risks related to digital assets, when making investing decisions in such entities.

Recently Issued and Adopted Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU No. 2019-12 effective October 1, 2021, and the adoption did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was codified with its subsequent amendments as ASC Topic 326, Financial Instruments – Credit Losses (“ASC 326”). ASC 326 seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including financing receivables, and other commitments to extend credit held by a reporting entity at each reporting date. The amendments require an entity to replace the incurred loss impairment methodology in other GAAP with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The updated guidance is effective for the Company on October 1, 2023. The Company does not expect that the adoption of ASC 326 will have a material impact on its consolidated financial statements and disclosures as the Company’s note receivable – related party with a principal amount of approximately $2.6 million was fully reserved by the Company with a $2.6 million allowance recorded with an offsetting amount recognized in other expenses on the consolidated statements of operations for the year ended September 30, 2022.

Bloom HoldCo LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts, or where otherwise noted)

Effect of New Accounting Pronouncements to be Adopted in Future Periods

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on its consolidated financial statements.

NOTE 3 – DIGITAL ASSETS

The following table presents information about the Company’s digital assets (in thousands):

	September 30,
	2023	2022

Beginning balance	$611	$765
Cost basis of digital assets sold		(153)
Cost basis of digital assets exchanged for goods or services		(1)
Ending balance	$611	$611

The Company’s digital asset holdings during the years ended September 30, 2023 and 2022 consisted entirely of ether. As of September 30, 2023 and 2022, the Company held approximately 7,872 units of ether.

NOTE 4 – ACCRUED EXPENSES AND ACCRUED LIABILITY FOR MEMBER DISTRIBUTIONS

Accrued liabilities for member distributions on the Company’s consolidated balance sheets represent distributions owed to the Company’s members pursuant to the Operating Agreement. As of September 30, 2023 and 2022, the Company’s accrued liabilities for member distributions were $1.8 million and $2.0 million respectively.

Income tax payable consists of the Company’s current income tax payable, as well as a tax liability owed to the IRS pursuant to its 2019 federal income tax return (the “2019 tax liability”). The original balance of the 2019 tax liability was $3.6 million, which the Company agreed to pay to the IRS in annual installments over 8 years. As of September 30, 2023 and 2022, the remaining balance of the Company’s 2019 tax liability was approximately $2.3 million and $2.7 million, respectively, with approximately $0.3 million included in income tax payable, short-term on the Company’s consolidated balance sheets.

NOTE 5 – MEMBERS’ DEFICIT

The Company has two classes of membership shares, (i) voting and (ii) nonvoting shares. Membership shares authorized by the First Amended and Restated Operating Agreement of Bloom (the “Operating Agreement”) total 10,000 shares, consisting of 9,000 voting shares and 1,000 nonvoting shares. The nonvoting shares were reserved for issuance under the Bloom Amended and Restated 2019 Equity Incentive Plan (the “Equity Incentive Plan”). As of September 30, 2023 and 2022, none of the Company’s nonvoting shares were outstanding.

NOTE 6 – SHARE-BASED COMPENSATION

In 2019, the Company’s members adopted the Bloom HoldCo LLC Amended and Restated 2019 Equity Incentive Plan (as amended from time to time, most recently on August 11, 2021, the “2019 Plan”). The 2019 Plan provides for the grant of RSUs and PSUs to employees, officers, directors and consultants. As of September 30, 2023, the aggregate number of shares authorized for issuance under the 2019 Plan totaled 1,000 shares and there were 391 shares available for future grants.

Bloom HoldCo LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts, or where otherwise noted)

The Company’s RSU and PSU awards expire after 10 years and are generally subject to two vesting requirements that must both be satisfied in order for the RSU or PSU to vest, the first of which is a service-based condition, and the other vesting condition is contingent upon a liquidity event. The service condition requirement for the awards is generally satisfied for 25% of the awards after one-year with the remainder of the service condition requirement being satisfied monthly over the following three-year period. Certain of the RSUs and PSUs issued by the Company have an exempt portion of the award that is not subject to the service-based vesting condition and is only subject to vesting pursuant to a contingent liquidity event. Upon the occurrence of a liquidity event, 100% of the exempt RSUs and PSUs, as well as all RSUs and PSUs that have met the service-based vesting condition would vest. A liquidity event for purposes of vesting of the RSUs and PSUs means the first to occur of: (1) an underwritten public offering by the Company of its securities (i.e., an “IPO”), (2) a Change in Control or (3) a Dissolution Event (both (2) and (3) as defined in the 2019 Plan). Upon a liquidity event, RSU holders are entitled to payment of cash or issuance of one share for each vested RSU, and PSU holders are entitled to payment equal to the fair value of membership shares less a strike price. Other than issuance of shares for RSUs or a payment for PSUs upon a liquidity event, the Company’s RSU and PSU awards provide no economic value and have no voting rights. Due to the presence of a vesting condition, that is contingent upon a liquidity event not considered probable by management, for all of the Company’s issued and outstanding RSU awards and PSU awards, the Company has recognized no compensation expense for its issued share-based compensation awards.

To determine the amount of unrecognized compensation cost, the Company would need to determine the estimated grant date fair value of its membership shares on the date of grant for each of the awards issued, which it has not done due to the expense associated with obtaining multiple valuations from a third-party valuation firm, but also because management does not consider the liquidity event to be probable. Should the liquidity event occur in the future, prior to the expiration of the outstanding RSUs and PSUs, management will obtain the necessary valuations of its membership shares so that the Company can calculate and recognize share-based compensation for these awards at the time of the liquidity event based upon the estimated grant date fair values of the awards.

The following table summarizes the Company’s RSU and PSU activity for the periods presented:

	Number of RSUs	Number of PSUs	Total
Unvested - October 1, 2021	704	25	729
Granted	90	-	90
Forfeited	(123)	(17)	(140)
Unvested - September 30, 2022	671	8	679
Granted	-	-	-
Forfeited	(70)	-	(70)
Unvested - September 30, 2023	601	8	609

NOTE 7 – INCOME TAXES

The components of loss before income taxes are as follows (in thousands):

	For the Years Ended September 30,
	2023	2022
United States	$(5,967)	$1,553
Foreign	-	(6,804)
Loss before income taxes	$(5,967)	$(5,251)

Bloom HoldCo LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts, or where otherwise noted)

The (benefit from) provision for income taxes consists of the following (in thousands):

	For the Years Ended September 30,
Current:	2023	2022
Federal	$(3,412)	$-
State and local	(21)	-
Foreign	-	-
Total current provision	(3,433)
Deferred
Federal	1,169	(1,073)
State and local	387	(470)
Foreign	-	-
Total deferred (benefit) provision	1,556	(1,543)
Income tax (benefit)	$(1,877)	$(1,543)

A reconciliation between the U.S. federal statutory income tax and the Company’s effective tax rates as a percentage of loss before income taxes is as follows:

	For the Years Ended September 30,
	2023	2022
Provision for federal income taxes at the statutory rate	21.0%	21.0%
Increase
Permanent differences	(1.4)%	0.0%
State and local income taxes, net of Federal income tax benefit	6.6%	8.4%
True up of prior year tax benefit	82.7%	0.0%
Decrease
Change in valuation allowance	(77.4)%	0.0%
Effective tax rate	31.5%	29.4%

The components of the Company’s deferred tax assets and liabilities are as follows:

	September 30,
	2023	2022
Deferred income tax assets:
Net operating loss carryforward	$3,349	$2,345
Digital assets	3,183	1,597
Impairment loss	606	614
Deferred income tax assets	7,138	4,556

Deferred income tax liabilities:
Fixed assets	482	-
Total deferred income tax liabilities:	482	-

Valuation allowance	(4,620)	-
Net deferred income tax assets	$3,000	$4,556

Bloom HoldCo LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts, or where otherwise noted)

The Company had deferred tax assets of $3.0 million and $4.6 million for the years ended September 30, 2023 and 2022, respectively. The Company assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some or all its deferred tax assets will not be realized. The Company evaluates all available positive and negative evidence such as past operating results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies. In the fiscal year ended on September 30, 2022, management believed that it was more likely than not that the majority of U.S. and foreign deferred tax assets would be realized in future periods. Accordingly, the Company did not record a valuation allowance against its deferred tax assets in these jurisdictions. In the fiscal years ended on September 30, 2023, after evaluating all available evidence, the Company concluded to record a valuation allowance of approximately$ $4.6 million, representing the deferred tax assets that it is not-more-likely-than-not to realize in future periods.  This was an increase of $ 4.6 million from the period ended September 30, 2022.

As of September 30, 2023, the Company had approximately $3.3 million of federal net operating loss (“NOL”) carryforwards. The federal NOLs are subject to an 80% limitation on taxable income and will carry forward indefinitely.

The Company files U.S. federal, various state and foreign income tax returns. The Company is not currently under audit by any taxing authorities. All tax years remain open to examination by taxing jurisdictions to which the Company is subject.

The Inflation Reduction Act of 2022 (the “IRA”), which was signed into law in August 2022, includes several provisions that are specifically applicable to corporations. Among other changes, it created a new corporate alternative minimum tax based on adjusted financial statement income and imposes a 1% excise tax on corporate stock repurchases. The effective date of these provisions is January 1, 2023. The Company does not expect the enactment of the IRA will have an impact on its consolidated financial statements.

Effective for tax years beginning after December 31, 2021, taxpayers are required to capitalize any expenses incurred that are considered incidental to research and experimentation (R&E) activities under Internal Revenue Code Section 174. Expenses incurred in connection with R&E activities in the US must be amortized over a 5-year period and R&D Expenses incurred outside the US must be amortized over a 15-year period. For the fiscal year ended September 30, 2023, the Company performed an analysis based on available guidance and determined that no amounts are required to be capitalized. The Company will continue to assess how this rule applies to it in future periods.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

In accordance with accounting guidance, if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements, and the amount of loss is reasonably estimable, then an accrual for the cost to resolve or settle these claims is recorded by the Company in the accompanying consolidated balance sheets. If it is reasonably possible that an asset may be impaired as of the date of the consolidated financial statements, then the Company discloses the range of possible loss. Expenses related to the defense of such claims are recorded by the Company as incurred and included in the accompanying consolidated statements of operations.

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

Bloom HoldCo LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts, or where otherwise noted)

NOTE 9 – RELATED PARTY TRANSACTIONS

On July 18, 2022, the Company entered into a promissory note with Jesse J. Leimgruber, one of the Company’s founders and shareholders, pursuant to which the Company agreed to fund a cash loan to Mr. Leimgruber for an aggregate principal amount of approximately $2.6 million, bearing interest at the rate of 3.17% per annum compounded monthly. The loan, plus all accrued and unpaid interest, is due upon the earlier of five years, or the date upon which the Company engages in a Liquidity Event, as defined by the Equity Incentive Plan. The loan may be prepaid by Mr. Leimgruber without penalty or premium. The Company also entered into an equity pledge agreement with Mr. Leimgruber, pursuant to which all of Mr. Leimgruber’s ownership interest in the Company, or 2,250 shares, including all rights thereunder, such as claims to future profits, dividends, distributions, or capital, were pledged as collateral for the loan.

As of September 30, 2022, the Company determined that the collectability of the carrying value of the note receivable was not probable. Further, in consideration of the going concern discussed in Note 1 – Description of Organization and Business Operations and the lack of marketability of the shares pledged as underlying collateral, the Company determined the shares did not support recoverability of the carrying value of the note. As such, in the fiscal years ended on September 30, 2023, and September 30, 2022, the Company accrued impairment losses of approximately $0.08 million and $2.6 million, respectively. This includes approximately $0.08 million of unpaid interest in the year ended September 30, 2023, and about $0.02 million of unpaid interest in the year ending September 30, 2022.

At the time that the note to Mr. Leimgruber was executed, Mr. Leimgruber was a Manager of the Company, but was removed as a Manager and from all positions with the Company and all of its subsidiaries effective as of May 11, 2023.

The Company made member distributions totaling $0.3 million in the year ended September 30, 2023 and $1.0 million in the year ended September 30, 2022. These distributions were approved in accordance with the Company’s operating agreement and were based on the respective ownership interests of the members. The related party transactions are considered routine and are essential for the ongoing operations of the Company.

NOTE 10 – SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through December 20, 2023 to ensure that these financial statements include appropriate disclosure of events both recognized in the consolidated financial statements and events which occurred but were not recognized in the financial statements.

Except as disclosed above in Note 1 – Description of Organization and Business Operations and Note 5 – Initial Coin Offering Debt, the Company has concluded that no subsequent event has occurred that requires recognition or disclosure.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our Company is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is collected and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2023. The management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation, management has concluded that the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, as of September 30, 2023, due to material weaknesses in our internal controls over financial reporting. The material weaknesses are as follows:

●	insufficient accounting and financial reporting personnel

●	inadequate segregation of duties; and

●	inadequate application of accounting procedures.

Limitations on Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended September 30, 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until we become an accelerated filer or a large accelerated filer as defined in Rule 12b-2 of the Exchange Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could adversely affect our business and operating results and could cause a decline in the price of our securities.

Item 9B. Other Information.

The Company has amended the Terms and Conditions (“T&Cs”), which govern the use of BLT on its Platform. The following summary of the amendments to the Company’s T&Cs is qualified in its entirety by reference to the T&Cs (last updated December 20, 2023), a copy of which is attached as Exhibit 4.1 to this Annual Report. The amendment to the T&Cs included amendments to sections 19, 19.1, 19.2, 19.3, 19.5, 19.6, 19.7, 19.8 and 20.8. The amendments are intended to clarify that the arbitration, class action and jury trial waiver provisions of the T&Cs do not apply to claims brought pursuant to the U.S. Securities Act of 1933, as amended, or the U.S. Exchange Act of 1934, as amended, or any other claims for which the U.S. federal courts have exclusive jurisdiction. Additionally, the amendments are to clarify that the arbitration, class action and jury trial waiver provisions of the T&Cs do not relieve the Company of its duties to comply with the U.S. federal securities laws and the rules and regulations thereunder, and holders of BLT are not deemed to have waived the Company’s compliance with these laws, rules and regulations.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our Operating Agreement provides that the Voting Members (as the term is defined therein) shall appoint our Board and make such decisions with respect to the management of the Company as are not otherwise delegated to the Board or the officers of the Company appointed by the Board. The number of Managers constituting our Board is fixed by the Board of Managers from time to time, and is presently fixed at three. The term of office of each Manager is one year.

Other than Mr. Mullins, who is an employee of the Company, our executive officers provide their services to us as third-party consultants pursuant to consulting agreements, and are not “employees” of the Company.

The following table sets forth certain information about our Managers and executive officers. At present, all of our Managers are executive officers, and all of our executive officers are Managers. A summary of the background and experience of our Managers and executive officers is set forth in the paragraphs following the table.

Name	Age	Position
Managers & Executive Officers
Ryan D. Faber	38	Manager, Chief Executive Officer
Diana J. Bushard	54	Manager, Chief Legal Officer
Steven P. Mullins	57	Manager, Chief Financial Officer

Ryan D. Faber – Manager & Chief Executive Officer

Mr. Faber has served as Bloom’s Co-Founder since the Company’s inception in 2017. Mr. Faber served as a Manager of Bloom from the Company’s inception in 2017 until June 2022. On May 11, 2023, Mr. Faber was appointed as Bloom’s interim CEO and to serve as a Manager of Bloom. Since 2016, Mr. Faber has served as the CEO of Flatiron Collective, Inc, a leading digital agency and growth accelerator for mobile apps, consumer tech startups and real money gaming platforms. During his tenure, Flatiron Collective has managed over $800 million in digital advertising spend for its partners, who collectively raised more than $3 billion in venture capital funding with 12 having exits between 2018 and 2022. Mr. Faber is a 3x Webby Award Winner for Best Mobile Experience, a patent holder and the former VP, Digital of FanDuel, the leading U.S. real money gaming platform.

Mr. Faber devotes approximately 50% of his workweek to the operations of Bloom.

Diana J. Bushard – Manager & Chief Legal Officer

Ms. Bushard joined Bloom as its General Counsel in October 2018, and became a Manager of Bloom in June 2022. Additionally, she is currently acting as chief legal counsel to Bloom. From January 2022 to July 2022, she served as the interim COO of Bloom. From May 2017 to January 2019, Ms. Bushard was a partner and co-founder of Second Counsel Services, a firm providing legal, financial and compliance consulting services to early and mid-stage companies. Ms. Bushard has over twenty-five years of experience in the technology and financial services sectors. During the last five years, she has helped Bloom navigate through several commercial transitions and its settlement with the SEC. Prior to joining Bloom, she led legal teams at companies such as Brightstar and CA Technologies. Since July 2022 she has served as General Counsel for Archblock, Inc. and oversees its compliance team. She is also an advisor to several early-stage companies in the defi and blockchain space.

Ms. Bushard devotes approximately 50% of her workweek to the operations of Bloom.

Steven P. Mullins – Manager & Chief Financial Officer

Mr. Mullins brings over 20 years of experience as a chief financial officer, board member, partner in investment funds, and senior financial advisor. Mr. Mullins became the Chief Financial Officer of Bloom in February 2018, and became a Manager in May 2023. Through his consulting firm, SPM Consulting, Mr. Mullins is also currently the chief financial officer of several early-stage technology companies, including Rebellion Defense, Inc., Endera Systems, LLC, Redjack, LLC, A2P, LLC, Percipient.ai, Inc., Leverage, LLC, and INADEV Corporation. He is the current Chairman of the Board of Advisors of INADEV Corporation, a government services and commercial product company. He also is an advisor to the family office of Saudi Prince Khaled bin Alwaleed bin Talal Al Saud. Mr. Mullins was the Chief Financial Officer and Treasurer of InteliData Technologies Corporation which was publicly traded on the Nasdaq between 1999-2002, after serving as its Director of Finance and Controller. Mr. Mullins has also served on the Board of Visitors at his alma mater, George Mason University, where he was Chairman of the Audit Committee for 2 years and Vice Chairman of the Finance and Land Use Committee for 2 years.

Mr. Mullins devotes approximately 50% of his workweek to the operations of Bloom.

Corporate Governance

Overview

Under the terms of our Operating Agreement, we are managed by our Board of Managers. Our Board of Managers performs many of the functions typically performed by a “board of directors” at many companies. At present, all of our Managers are executive officers, and all of our executive officers are Managers. Our Board of Managers is appointed by our Voting Members, voting proportionally to their respective percentage of Voting Shares. An affirmative vote of holders of at least 66% of the voting Shares is required with respect to decisions regarding: (i) the appointment and removal of Managers, (ii) the number of Managers constituting the Board, and (iii) the scope of the Board’s decision-making authority. Managers are not required to be members of the Company. Non-Voting Members have no right to vote or otherwise participate in the management of the Company.

Our Board does not contain committees, such as an audit committee, compensation committee, nominating and corporate governance committee, and is not, at present, required to form such committees, and we have no intention to form such committees. We do not have an audit committee financial expert at this time because we retain the services of outside consultants who possess the requisite attributes, as needed.

The foregoing is a summary of the terms of our Operating Agreement, a copy of which is filed as an exhibit to this Annual Report; and the following summary, to the extent it relates to those documents, is qualified in its entirety by references thereto.

Role of our Managers in Risk Oversight

One of the key functions of our Managers is oversight of our risk management process. Our Managers have the responsibility to consider and discuss financial risk exposure and the steps our management should take to monitor and control this exposure, and to govern the process by which risk assessment and management is undertaken. Our Managers also monitor compliance with legal and regulatory requirements, in addition to oversight of the performance of the Company’s internal audit function. Our Managers further monitor the effectiveness of our corporate governance practices.

Code of Ethics

We have not adopted a code of ethics. We have elected not to do so because we believe that the extremely small size of our team and our Managers’ status as executive officers allows our Managers to effectively monitor and manage our ethical responsibilities without the adoption of a formal code of ethics.

Manager Independence

We are not listed on any public securities exchange, and we are not required to comply with any exchange’s listing standards, including with respect to our Managers’ independence.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, as well as any person who is the beneficial owner, directly or indirectly, of more than 10% of any class of our equity securities to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on a review of the Company’s records and written representations by the persons required to file such reports, all filing requirements of Section 16(a) were satisfied with respect to the fiscal year ended September 30, 2023 with the exception of Jesse J. Leimgruber, whose Form 3 was not filed in a timely manner. Mr. Leimgruber was a Manager of the Company, but was removed as a Manager and from all positions with the Company and all of our subsidiaries effective as of May 11, 2023.

Item 11. Executive Compensation.

This section sets forth the compensation for the fiscal year ended September 30, 2023 for our principal executive officer and the two most highly compensated executive officers, other than the principal executive officer, serving as executive officers as of the end of 2023 (the “Named Executive Officers”).

At present, all of our Managers are executive officers, and all of our executive officers are Managers. We do not pay Managers for their service on our Board, and our Named Executive Officers do not receive compensation in connection with their service as a Manager. Other than Mr. Mullins, who is an employee of the Company, our Named Executive Officers are third-party consultants and are not employees of the Company. They provide their services to the Company pursuant to consulting agreements. For more information, see “Item 11. Executive Compensation – Compensation Arrangements of Certain Current Executive Officers.”

The table below summarizes all compensation awarded to, earned by, or paid to our Named Executive Officers for the fiscal years ended September 30, 2023 and 2022.

Summary Compensation Table

Named Executive Officer and Principal Position (1)	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation(2)	All Other Compensation(3)	Total
Ryan D. Faber	2023	$308,333	$109,375	$-	$-	$381,250
Manager & Chief Executive Officer(4)	2022	$250,000	$-	$-	$-	$250,000
Diana J. Bushard,	2023	$143,750	$20,001	$-	$-	$163,751
Manager & Chief Legal Officer(5)	2022	$166,250	$5,000	$31,500	$14,517	$217,267
Steven P. Mullins,	2023	$235,125	$11,000	$-	$8,876	$255,001
Manager & Chief Financial Officer (6)	2022	$192,500	$5,000	$16,500	$8,360	$222,360

(1)	Following our termination of Geoffrey Arone, our former Interim Chief Executive Officer, on February 24, 2021, we did not retain the services of another Chief Executive Officer until Ryan D. Faber was appointed as a Manager and as our Chief Executive Officer as of May 11, 2023.
(2)	Amounts in this column consist of retention bonuses paid to our Named Executive Officers.
(3)	Amounts in this column consist of 401(k) plan matching contributions and payments of life insurance, health insurance, dental insurance and vision insurance premiums.
(4)	Mr. Faber was appointed as a Manager and as our Chief Executive Officer as of May 11, 2023. Mr. Faber does not receive compensation for his service as a Manager. Pursuant to the terms of our consulting agreement with Mr. Faber, Mr. Faber’s cash compensation, including his salary and his bonus, is paid to a company wholly owned by Mr. Faber instead of directly to Mr. Faber.
(5)	Ms. Bushard was appointed as a Manager and as our Chief Legal Officer as of May 11, 2023. Ms. Bushard does not receive compensation for her service as a Manager.
(6)	Mr. Mullins was appointed as a Manager on May 11, 2023 and as our Chief Financial Officer as of February 1, 2018. Mr. Mullins does not receive compensation for his service as a Manager.

We grant awards under the 2019 Plan to our Named Executive Officers based on their level of experience and contributions to our Company. The aggregate fair value of awards and options are computed in accordance with ASC 718 and are reported in the Summary Compensation Table above under the heading “Option Awards,” respectively.

The table below summarizes all of the outstanding equity awards for our Named Executive Officers as of the fiscal year ended September 30, 2023.

Outstanding Equity Awards at Fiscal Year-End

		Stock Awards(1)
Name	Grant Date	Number of Shares that have not Vested (#)	Market value of Shares that have not vested ($)(2)
Ryan D. Faber(3)	-	-	-
Diana J. Bushard(4)	August 13, 2032	150	-
Steven P. Mullins(5)	August 13, 2032	100	-

(1)	All awards were granted under our 2019 Plan.
(2)	As there is no public market for our Shares, the market value of Shares that have not vested cannot be calculated pursuant to the methodology prescribed in Item 402 of Regulation S-K.
(3)	Amount does not include 2,700 Shares received by Mr. Faber in exchange for the contribution of his interests in Bloom Ltd. at the time of our initial organization. Mr. Faber has not received equity awards in connection with his service to our Company, including in connection with his service as Chief Executive Officer. For more information on the Shares received by Mr. Faber in exchange for the contribution of his interest in Bloom Ltd., see “Item 13. Certain Relationships and Related Party Transactions, and Director Independence – Promoters and Certain Control Persons.”
(4)	Represents 150 RSUs granted to Ms. Bushard on August 13, 2021 under our 2019 Plan. These RSUs are subject to both a liquidity event vesting requirement and a time-based vesting schedule. As of September 30, 2023 and as of the date of this Annual Report, the liquidity event vesting requirement has not been met for any of these RSUs. The time-based vesting requirement has been met for all of these RSUs. For additional information, see “Item 11. Executive Compensation – Equity Incentive Plan.”
(5)	Represents 100 RSUs granted to Mr. Mullin on August 13, 2021 under our 2019 Plan. These RSUs are subject to both a liquidity event vesting requirement and a time-based vesting schedule. As of September 30, 2023 and as of the date of this Annual Report, the liquidity event vesting requirement has not been met for any of these RSUs. The time-based vesting requirement has been met for all of these RSUs. For additional information, see “Item 11. Executive Compensation – Equity Incentive Plan.”

Compensation Arrangements of Certain Current Executive Officers

Other than Mr. Mullins, who is an at-will employee of the Company, our Named Executive Officers are third-party consultants and are not employees of the Company. They provide their services to the Company pursuant to consulting agreements, which were reviewed and approved by the Board of Managers. We have entered into the following consulting agreements with our Named Executive Officers:

On May 11, 2023, we entered into a consulting agreement with Diana J. Bushard, our Chief Legal Officer, pursuant to which Ms. Bushard receives a fee of $150,000 per year for her services to the Company and receives a retention bonus of $60,000 which is payable upon the first anniversary of the agreement and is subject to Ms. Bushard’s continued services to the Company. Ms. Bushard’s agreement imposes customary obligations on Ms. Bushard regarding the protection of the Company’s intellectual property, confidential information and the solicitation of the Company’s customers and employees. The term of the agreement with Ms. Bushard is for an initial one-year, renewable upon a mutual agreement between the Company and Ms. Bushard.

Ryan D. Faber was appointed as a Manager and as our Chief Executive Officer on May 11, 2023, when we entered into a consulting agreement with Mr. Faber, pursuant to which Mr. Faber receives a fee of $350,000 per year for his services to the Company (pro-rated for the number of actual days in the term of the agreement). He also is entitled to receive a retention bonus of $175,000 payable on December 31, 2023, and is subject to Mr. Faber’s continued services to the Company through such date. Following fiscal year 2023, Mr. Faber’s annual salary will remain $350,000 per year with a quarterly retention bonus of $37,500, payable on the last day of each quarter of the fiscal year, subject to Mr. Faber’s continued services to the Company through such date. Mr. Faber’s agreement imposes customary obligations on Mr. Faber regarding the protection of the Company’s intellectual property, confidential information and the solicitation of the Company’s customers and employees. The term of the agreement with Mr. Faber is for an initial one-year, renewable upon a mutual agreement between the Company and Mr. Faber. Pursuant to our arrangement with Mr. Faber, Mr. Faber’s cash compensation, including his salary and his bonus, is paid to a company wholly owned by Mr. Faber instead of directly to Mr. Faber.

Equity Incentive Plan

The amended and restated 2019 Equity Incentive Plan was adopted by the Company’s Board on August 11, 2021 (as amended, the “2019 Plan”). The 2019 Plan provides an aggregate number of 10,000 Shares (as adjusted for the 10-for-1 split effected on May 11, 2023) that may be granted or issued thereunder. The number of Shares that may be awarded under the 2019 Plan and any awards outstanding thereunder may be subject to adjustment on account of any stock dividend, recapitalization stock split, reverse stock split, subdivision, combination, reclassification or similar change in the capital structure of the Company, subject to any required action of the Board.

The 2019 Plan is administered by the Board, which is authorized, among other things, to determine the number of Shares or other consideration granted under the 2019 Plan and to determine the terms of vesting, exercisability and payment of any awards.

As of September 30, 2023, there were no Shares issued and outstanding under the 2019 Plan, and 6,090 Shares (as adjusted for the 10-for-1 split effected on May 11, 2023) reserved for issuance pending satisfaction of vesting requirements of the outstanding awards granted pursuant to the 2019 Plan. As of September 30, 2023, 3,910 Shares (as adjusted for the 10-for-1 split effected on May 11, 2023) were reserved for future grants under the 2019 Plan.

Restricted Stock Units (“RSUs”). RSUs represent the right to receive the value of a number of Shares at a specified date in the future and may be subject to vesting based on service, time-based vesting requirements and/or achievement of performance conditions, including the occurrence of a “liquidity event” (as such term is defined in the 2019 Plan). All grants of RSUs are evidenced by an award agreement. RSUs may be settled in cash or by issuance of Shares, subject to the terms of the applicable award agreement.

Phantom Stock Units (“PSUs”). PSUs represent the right to receive the value, in cash, equal to the fair market value of a number of Shares at a specified date in the future, and may be subject to vesting based on service, time-based vesting requirements and/or achievement of performance conditions, including the occurrence of a “liquidity event” (as such term is defined in the 2019 Plan). All grants of PSUs are evidenced by an award agreement. PSUs must be settled in cash, in accordance with the formula set forth in the applicable award agreement.

Bonus and Other Compensatory Plans

We do not presently have a formal written bonus or incentive plan. Our officers and employees may be eligible for a discretionary bonus with the overall bonus plan approved by our Board. Bonuses are discretionary and based on the respective officer’s or employee’s performance during a given calendar year.

Welfare and Other Benefits

We provide a comprehensive benefits program, which includes: a 401(k) plan, health insurance, dental insurance, visions insurance, long term disability, short term disability and life insurance.

Compensation of Directors

From our inception in December 2017 until May 11, 2023, Alain P. Meier, Jesse J. Leimgruber and John C. Backus III served as Managers. Ryan Faber served as a Manager from our inception until his resignation in June 2022, when he was replaced by Diana Bushard. On May 11, 2023, our Voting Members (as the term is defined in our Operating Agreement) appointed Ryan Faber and Steven P. Mullins as Managers, concurrently with which Mr. Meier and Mr. Backus each resigned from their role as Manager, and Mr. Leimgruber was removed from his role as Manager and all roles with the Company and each of its subsidiaries. No Manager is paid for their service. At present, all of our Managers are executive officers, and all of our executive officers are Managers, and compensation received by such persons from the Company is solely in connection with their service as executive officers. See “Item 11. Executive Compensation – Compensation Arrangements of Certain Current Executive Officers” for additional information.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 30, 2023, certain information concerning the beneficial ownership of securities by:

●	Each holder known by us to beneficially own 5% or more of our outstanding Shares;

●	Each Manager;

●	Each named executive officer, as described further under “Item 11. Executive Compensation”;

●	All of our executive officers and Managers as a group; and

●	Each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our securities.

The column “Percentage of Outstanding Shares” is based on 9,000 Shares outstanding as of September 30, 2023. Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our capital stock. Except as otherwise noted, we believe the persons in this table have sole voting and investing power with respect to all Shares beneficially owned by them, subject to community property laws, where applicable.

Name of Beneficial Owner	Number of Voting Shares (1)		Percentage of Outstanding Voting Shares
5% Shareholders
Jesse Jordan Leimgruber	2,250	(2)	25%
John Carlton Backus III	1,800		20%
Alain Pierre Meier	2,250		25%

Managers and/or Named Executive Officers
Ryan D. Faber, Chief Executive Officer (3)	2,700		30%
Diana J. Bushard, Chief Legal Officer (4)	–		–
Steven P. Mullins, Chief Financial Officer (5)	–		–
All current Managers and Executive Officers as a group (3 individuals)	2,700		30%

Unless otherwise indicated, the address of each individual is 1000 Brickell Avenue, Suite 715, Miami FL, 33131.

(1)	As of May 11, 2023, the Operating Agreement of Bloom authorized for issuance 9,000 voting shares (the “Voting Shares”), all of which are outstanding, and 1,000 nonvoting shares (the “Nonvoting Shares”), none of which are outstanding. The Nonvoting Shares are reserved for issuance under the 2019 Plan. The 2019 Plan permits for issuance of RSUs, which are exchangeable for Nonvoting Shares. For additional information, see “Item 11. Executive Compensation – Equity Incentive Plan.”

(2)	Mr. Leimgruber’s Shares are subject to the Leimgruber Equity Pledge Agreement. Mr. Leimgruber was removed as a Manager of the Company and from all positions with the Company and each of its subsidiaries effective May 11, 2023. See “Item 13. Certain Relationships and Related Party Transactions, and Director Independence – Transactions with Related Persons” for additional information.

(3)	Mr. Faber was appointed as a Manager and as the Chief Executive Officer of the Company on May 11, 2023.

(4)	Ms. Bushard holds 150 RSUs, none of which are vested. RSUs vest on both the satisfaction of certain time-based requirements and the occurrence of a Liquidity Event (as defined in the 2019 Plan). A Liquidity Event has not occurred and there is no assurance that one will take place. The time vesting criteria have been satisfied with respect to all of these RSUs. If the RSUs were to vest, Ms. Bushard would be eligible to receive Nonvoting Shares. For additional information, see “Item 11. Executive Compensation – Equity Incentive Plan.”

(5)	Mr. Mullins holds 100 RSUs, none of which are vested. RSUs vest on both the satisfaction of certain time-based requirements and the occurrence of a Liquidity Event (as defined in the 2019 Plan). A Liquidity Event has not occurred and there is no assurance that one will take place. The time vesting criteria have been satisfied with respect to all of these RSUs. If the RSUs were to vest, Mr. Mullins would be eligible to receive Nonvoting Shares. For additional information, see “Item 11. Executive Compensation – Equity Incentive Plan.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Manager Independence

We are not listed on any public securities exchange, and we are not required to comply with any exchange’s listing standards, including with respect to our Managers’ independence.

Transactions with Related Persons

On July 18, 2022, we entered into a promissory note agreement with Jesse J. Leimgruber, one of our founders and shareholders, pursuant to which we loaned to Mr. Leimgruber an aggregate principal amount of $2.6 million payable in U.S. dollars (the “Leimgruber Note”). The Leimgruber Note bears interest at 3.17 percent per annum, compounded monthly and has a stated maturity date of July 18, 2027. Concurrently, we entered into an equity pledge agreement with Mr. Leimgruber (the “Leimgruber Equity Pledge Agreement”), pursuant to which all of Mr. Leimgruber’s ownership interest in the Company (a total of 2,250 Shares), including any dividend or distribution or otherwise that may be received in respect of the pledged Shares, were pledged as collateral for the Leimgruber Note. At the time that the Leimgruber Note was executed, Mr. Leimgruber was a Manager of Bloom, but he was removed from all positions with the Company and each of its subsidiaries effective as of May 11, 2023. As of the date of the Registration Statement, the outstanding amount of the Leimgruber Note was approximately $2.6 million, including approximately $64,315 of unpaid interest. As of September 30, 2022, the Company determined that the collectability of the carrying value of the note receivable, including the collateralized shares of the Company, was not probable and recorded a loss on impairment of approximately $2.6 million, including approximately $0.02 million of unpaid interest. For additional information, see “Note 9 – Related Party Transactions” to the notes to our consolidated financial statements.

Policies and Procedures for Review of Related-Party Transactions

A “Related Party Transaction” is a transaction, arrangement or relationship in which we or any of our subsidiaries were, are or will be a participant, the amount of which exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “related person” means:

●	Any person who is, or at any time during the applicable period was, one of our executive officers or one of our Managers;

●	Any person who is known by us to be the beneficial owner of more than 5.0% of our Shares;

●	Any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of a Manager, executive officer or a beneficial owner of more than 5.0% of our Shares, and any person (other than a tenant or employee) sharing the household of such Manager, executive officer or beneficial owner of more than 5.0% of our Shares; and

●	Any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 5.0% or greater beneficial ownership interest.

Our Board adopted a Related Party Transactions Policy that provides that the Board will review all transactions with related persons that are required to be disclosed under rules of the SEC and, when appropriate, initially authorize or ratify all such transactions. Until such time, if ever, that our Board establishes an audit committee consisting solely of independent Managers, the disinterested members of the Board shall review and approve all relationships and transactions in which we and our Managers and executive officers and their immediate family members, as well as holders of more than 5% of our Shares and their immediate family members, have a direct or indirect material interest.

Item 14. Principal Accountant Fees and Services.

The following table is a summary of the fees billed for professional services rendered for the fiscal year ending September 30, 2023 and September 30, 2022.

	September 30,
	2023	2022
Audit Fees (1)	$329,000	$-
Audit-Related Fees (2)	-	-
Tax Fees (3)	93,215	3,163
All Other Fees (4)	-	-
Total Fees	$422,215	$3,163

(1)	Audit Fees relate to the financial statement audits, the quarterly reviews and related matters. Audit fees include services rendered by WithumSmith+Brown, P.C., our independent registered public accounting firm, for the 2023 and 2022 audits, reviews of the interim condensed consolidated financial statements included in the Company’s Form 10-Q for the three months ended June 30, 2023, and the review of our registration statements by WithumSmith+Brown, P.C.in 2023, including the issuance of comfort letters.

(2)	Audit Related Fees consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

(3)	Tax Fees include fees for services rendered for tax compliance and related matters. There were no Tax Fees incurred with or services provided by our auditor, WithumSmith+Brown, P.C. in 2023 or 2022.

(4)	All Other Fees consists of fees for other miscellaneous items.

WithumSmith+Brown, P.C., as our independent registered public accounting firm (through its full-time employees) performed all work regarding the audit of our financial statements for the most recently completed fiscal year.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

Reference is made to Part II, Item 8 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules

The financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the Company’s consolidated financial statements and notes thereto.

(3)	Exhibits

Exhibit No.	Description
3.1^	Second Amended and Restated Limited Liability Company Operating Agreement of Bloom HoldCo LLC, effective as of May 11, 2023 (incorporated by reference to Exhibit 3.1 to Bloom HoldCo LLC’s Registration on Form 10, filed with the SEC on June 5, 2023, as amended (SEC File No. 000-56556)).
4.1*	Bloom Protocol, LLC, Terms and Conditions Relating to Token Sale, dated as of December 20, 2023.
4.2*	Description of Bloom HoldCo LLC’s Securities.
10.1	Promissory Note, dated as of July 18, 2022, by and between Jesse Leimgruber and Bloom HoldCo LLC (incorporated by reference to Exhibit 10.1 to Bloom HoldCo LLC’s Registration on Form 10, filed with the SEC on June 5, 2023, as amended (SEC File No. 000-56556)).
10.2	Equity Pledge Agreement, dated as of July 18, 2022, by and between Jesse Leimgruber and Bloom HoldCo, LLC (incorporated by reference to Exhibit 10.2 to Bloom HoldCo LLC’s Registration on Form 10, filed with the SEC on June 5, 2023, as amended (SEC File No. 000-56556)).
10.3^	Bloom HoldCo LLC Contribution Agreement, dated as of December 26, 2017, by and between Alain Pierre Meier, John Carlton Backus III, Jesse Jordan Leimgruber, Ryan Douglas Faber and Bloom HoldCo LLC (incorporated by reference to Exhibit 10.3 to Bloom HoldCo LLC’s Registration on Form 10, filed with the SEC on June 5, 2023, as amended (SEC File No. 000-56556)).
10.4#	Bloom HoldCo LLC Amended and Restated 2019 Equity Incentive Plan, effective as of March 29, 2019 (incorporated by reference to Exhibit 10.4 to Bloom HoldCo LLC’s Registration on Form 10, filed with the SEC on June 5, 2023, as amended (SEC File No. 000-56556)).
10.5#	Advisor Agreement by and between Bloom HoldCo LLC and Diana J. Bushard, dated as of May 11, 2023 (incorporated by reference to Exhibit 10.5 to Bloom HoldCo LLC’s Registration on Form 10, filed with the SEC on June 5, 2023, as amended (SEC File No. 000-56556)).
10.6#	Advisor Agreement by and between Bloom HoldCo LLC and Ryan D. Faber, dated as of May 11, 2023 (incorporated by reference to Exhibit 10.6 to Bloom HoldCo LLC’s Registration on Form 10, filed with the SEC on June 5, 2023, as amended (SEC File No. 000-56556)).

10.7#	Form of Bloom HoldCo LLC Indemnification Agreement (incorporated by reference to Exhibit 10.7 to Bloom HoldCo LLC’s Registration on Form 10, filed with the SEC on June 5, 2023, as amended (SEC File No. 000-56556)).
10.8#	Notice of Restricted Stock Unit Award to Steven P. Mullins, dated August 13, 2021 (incorporated by reference to Exhibit 10.8 to Bloom HoldCo LLC’s Registration on Form 10, filed with the SEC on June 5, 2023, as amended (SEC File No. 000-56556)).
10.9#	Notice of Restricted Stock Unit Award to Diana J. Bushard, dated August 13, 2021 (incorporated by reference to Exhibit 10.9 to Bloom HoldCo LLC’s Registration on Form 10, filed with the SEC on June 5, 2023, as amended (SEC File No. 000-56556)).
21.1*	List of Subsidiaries of Bloom HoldCo LLC (incorporated by reference to Exhibit 21.1 to Bloom HoldCo LLC’s Registration on Form 10, filed with the SEC on June 5, 2023, as amended (SEC File No. 000-56556)).
23.1*	Consent of WithumSmith+Brown, PC, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Bloom HoldCo LLC Notice and Claim Form (incorporated by reference to Exhibit 99.1 to Bloom HoldCo LLC’s Registration Statement on Form 10, filed with the SEC on June 5, 2023, as amended (SEC File No. 000-56556)).
101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive date file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.0*	Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

#	Compensatory plan or arrangement.

^	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The registrant agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOOM HOLDCO LLC

By:	/s/ Ryan D. Faber
	Name:	Ryan D. Faber
	Title:	Chief Executive Officer and Manager (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ryan D. Faber Ryan D. Faber	Chief Executive Officer and Manager (Principal Executive Officer)	December 20, 2023

/s/ Diana J. Bushard Diana J. Bushard	Chief Legal Officer and Manager	December 20, 2023

/s/ Steven P. Mullins Steven P. Mullins	Chief Financial Officer and Manager (Principal Financial Officer and Principal Accounting Officer)	December 20, 2023