Form 10-Q
period 2023-12-31
Bloom HoldCo LLC
filed 2024-02-13
CIK 1975931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of February 13, 2024, the registrant had 9,000 limited liability company units (“Shares”) outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include those that express a belief, expectation or intention, as well as those that are not statements of historical fact. Forward-looking statements include information regarding our future plans and goals, as well as our expectations with respect to:

●	Our industry;

●	Our business strategy and future growth prospects;

●	Our future profitability, cash flows and liquidity;

●	Our financial strategy, budget, projections and operating results;

●	expectations of the effect on our financial condition of claims, litigation, and contingent liabilities, including our settlement with the SEC related to our Token Sale and the BLT claim process (as such capitalized terms are defined in this Quarterly Report);

●	Strategy for risk management;

●	The market for our existing and future products and services;

●	Competition and government regulations; and

●	General economic conditions, including interest rates, and inflation;

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

The forward-looking statements in this Quarterly Report speak only as of the date of this Quarterly Report, or such other date as specified herein. We disclaim any obligation to update these statements unless required by law, and we caution you not to place undue reliance on them. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties include, but are not limited to, the following:

●	the economic conditions in the digital asset industry and market(s);

●	changes in consumer demand for, and acceptance of, our products and services;

ii

●	changes in consumer trust for blockchain technology and for our products and services;

●	commercial feasibility and success of our products and services;

●	our ability to maintain consumer confidence in the operations and value of our products and services;

●	our ability to grow and retain our customer base;

●	the price and availability of debt and equity financing (including changes in interest rates);

●	the impact on our financial condition of the SEC Order (as defined in this Quarterly Report), and the effect of the potential payout to BLT claimants entitled to a refund pursuant to the claims process required under the terms of the SEC Order;

●	our ability to pay all valid claims made pursuant to the claims process;

●	the effect of existing and future laws and governmental regulations (or the interpretation thereof) on us and our customers;

●	competitive condition in our industry;

●	the loss or theft of, or restriction of our access to, our cryptocurrency holdings;

●	loss or corruption of our information or a cyberattack on our computer systems;

●	actions taken by our customers, competitors and third-party service providers;

●	the effects of future litigation;

●	acts of terrorism, war or political or civil unrest in the United States or elsewhere; and

●	the severity and duration of widespread health events and related economic repercussions on our industry.

Our forward-looking statements speak only as of the date they were made and, except as required by law, we undertake no obligation to update, amend or clarify any forward-looking statements because of new information, future events or other factors. All of our forward-looking information involves risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of the risk factors identified in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended September 30, 2023 (the “Annual Report”).

iii

PART I

ITEM 1. FINANCIAL STATEMENTS

BLOOM HOLDCO LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	September 30,
	2023	2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,575	$5,556
Digital assets	611	611
Prepaid expense and other current assets	50	37
Total current assets	5,236	6,204

Restricted cash	300	300
Deferred tax assets	3,000	3,000
Intangible assets, net	27	28
Total assets	$8,563	$9,532

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities
Accounts payable	$296	$295
Accrued expenses	488	329
Accrued liability for member distributions	1,813	1,813
Interest payable	5,223	4,847
Token sale liability	32,253	32,253
Income tax payable, short-term	345	343
Total current liabilities	40,418	39,880

Income tax payable, long-term	2,163	2,163
Total liabilities	42,581	42,043

Commitments and contingencies (Note 6)

Members’ deficit
Membership shares, no par value, 10,000 shares authorized, 9,000 shares issued and outstanding as of December 31, 2023 and September 30, 2023	-	-
Accumulated deficit	(34,018)	(32,511)
Total members’ deficit	(34,018)	(32,511)
Total liabilities and members’ deficit	$8,563	$9,532

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOOM HOLDCO LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended December 31,
	2023	2022
Operating expenses
General and administrative	$1,159	$1,036
Depreciation and amortization	1	3
Total operating expenses	1,160	1,039
Total operating loss	(1,160)	(1,039)

Other expense
Interest expense, net	(345)	(324)
Other expense	-	(20)
Total other expense	(345)	(344)
Loss before income taxes	(1,505)	(1,383)

Provision for income tax expense	2	-
Net loss	$(1,507)	$(1,383)

Basic and diluted net loss per membership share	$(167.41)	$(153.35)
Basic and diluted weighted average membership shares outstanding	9,000	9,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOOM HOLDCO LLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ DEFICIT

(in thousands, except share data)

(Unaudited)

Three Months Ended December 31, 2023

	Membership Shares		Accumulated	Total Members’
	Shares	Amount	Deficit	Deficit
Balance – September 30, 2023	9,000	$-	$(32,511)	$(32,511)
Net loss	-	-	(1,507)	(1,507)
Balance – December 31, 2023	9,000	$-	$(34,018)	$(34,018)

Three Months Ended December 31, 2022

	Membership Shares		Accumulated	Total Members’
	Shares	Amount	Deficit	Deficit
Balance – September 30, 2022	9,000	$-	$(28,421)	$(28,421)
Net loss	-	-	(1,383)	(1,383)
Balance – December 31, 2022	9,000	$-	$(29,804)	$(29,804)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOOM HOLDCO LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended December 31,
	2023	2022
Operating activities
Net loss	$(1,507)	$(1,383)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1	3
Impairment of note receivable	-	21
Income tax expense	(2)	-
Changes in operating assets and liabilities
Prepaid expense and other current assets	(13)	(11)
Accounts payable	1	52
Accrued expenses	160	(8)
Accrued liability for member distributions	-	250
Income tax payable	2	1
Interest payable	377	344
Net cash used in operating activities	(981)	(731)

Net change in cash, cash equivalents and restricted cash	(981)	(731)
Cash, cash equivalents and restricted cash – beginning of period	5,856	10,535
Cash, cash equivalents and restricted cash – end of period	$4,875	$9,804

Supplemental disclosure
Cash paid for taxes	$-	$288

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

During the last five years, the Company has developed its VC technology for both retail consumers and enterprises, which represents our product offering (referred to as the “Platform”). To date, the Company has not sold its VC technology as a platform or otherwise to either retail consumers or enterprises, nor is the Company presently in a position to do so as development of the Platform has been put on hold due to further circumstances disclosed below under “Contingency.” The only revenue the Company has recognized since October 1, 2020 related to one customer that retained the Company to provide software development and support services related to the Company’s VC technology.

May 2022 Stock Split

The Company’s Board of Managers (our “Board” or “Board of Managers”, and each respective manager of the Board, a “Manager”) approved a split of shares of the Company’s membership shares on a 10-for-1 basis (the “Stock Split”), which was affected on May 1, 2022. The Company’s authorized membership shares were also adjusted for the Stock Split. All references to membership shares, restricted stock units, phantom stock units, share data, per share data and related information contained in these unaudited condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Stock Split for all periods presented. No fractional shares of the Company’s membership shares were issued in connection with the Stock Split.

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

The Company offered a settlement to the SEC, whereby it is required to register the BLT with the SEC and conduct a claims process to compensate the purchasers of BLT. The Company agreed to pay a $0.3 million penalty in August 2022, and adhere to a springing penalty, which, if the Company fails to complete the claims and registration processes, may require the Company to pay a civil money penalty in an amount up to the total consideration paid by the purchasers for BLT for a total possible penalty per the SEC Order of approximately $30.9 million. The total possible penalty of approximately $30.9 million stipulated by the SEC Order differs from the total token sale proceeds of approximately $32.3 million, recorded by the Company as token sale liability, due to the Company’s initial underestimation of the total proceeds raised.

Going Concern

The unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.

The Company has a limited operating history and historically it has been dependent upon proceeds from the sale of digital assets received from the token sale to fund its operations, as well as some revenue from software development services. The Company did not generate any revenue from operations for the three months ended December 31, 2023, and incurred a net loss of approximately $1.5 million and used approximately $1.0 million of cash in operating activities during the three months ended December 31, 2023. The Company had an accumulated deficit of $34.0 million as of December 31, 2023. As of December 31, 2023, the Company held approximately $4.6 million in cash and cash equivalents and digital assets with a carrying value of approximately $0.6 million.

Continued operations are dependent upon the Company’s ability to generate profitable operations and raise sufficient funds to finance its activities. Additionally, the Company has material contingent liabilities to the BLT purchasers related to the SEC Order and settlement agreement with the SEC related to the Company’s ICO. All BLT sold in the ICO (less amounts previously refunded) is potentially subject to repurchase in the claims process; however, the Company cannot predict with certainty the magnitude of this liability and is unable to reasonably estimate the number of valid claims that will be made. Valid claims submitted in the claims process will have to be paid from the Company’s existing cash and cash equivalents and digital asset holdings. The window for the submission of claims closed on February 4, 2024 with all claims to be paid out in cash no later than May 4, 2024 as mentioned in Note 2 below regarding token sale liability. These claims will need to be validated by the Company prior to issuing a refund. There is a risk that the Company may not have sufficient funds to satisfy the claims submitted, which could require the Company to seek additional financing to meet its continuing obligations and ultimately, to attain profitability. The Company may never achieve profitability, and even if it does, it may not be able to sustain being profitable.

If the Company does not have a sufficient amount of cash on hand to pay all valid refund claims, it plans to raise additional capital through debt or equity financing, which may include the issuance of one or more convertible notes or raising additional funds from existing investors (either through debt or equity). However, there is no assurance such funding will be available to the Company or that it will be obtained on terms favorable to the Company or that any such funding will provide the Company with sufficient funds to meet its objectives. If the Company’s payout is significant and it is unable to obtain financing from outside sources and eventually produce sufficient revenue, management may be forced to sell the Company’s assets or curtail or discontinue its operations. As a result of these uncertainties, management of the Company believes that substantial doubt exists about the Company’s ability to continue as a going concern.

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

(in thousands, except share and per share data)

(Unaudited)

NOTE 2 – BASIS OF PRESENTATION, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) and pursuant to the accounting and disclosure rules and regulations of the SEC. In the opinion of management, these financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods presented. Certain information or footnote disclosure normally included in condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Item 8. “Financial Statements and Supplementary Data” of our Annual Report for the year ended September 30, 2023, which contain a description of the Company’s significant accounting policies. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the Company’s audited consolidated financial statements.

The Company’s reporting currency is the U.S. Dollar. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Results for interim periods are not necessarily indicative of results to be expected for a full year or any future period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as the reported amounts of expenses during the reporting period. The most significant estimates inherent in the preparation of the Company’s unaudited condensed consolidated financial statements include, but are not limited to, estimates of interest payable on the token sale liability, among others. These estimates and assumptions are based on the Company’s historical experience, and on various other factors that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Fair Value of Financial Instruments

The following tables present the Company’s fair value hierarchy for its money market securities measured at fair value on a recurring basis (in thousands):

	December 31, 2023 (unaudited)
	Level 1	Level 2	Level 3	Fair Value
Assets included in:
Cash and cash equivalents
Money market fund	$3,294	$-	$-	$3,294
	$3,294	$-	$-	$3,294

	September 30, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets included in:
Cash and cash equivalents
Money market fund	$4,012	$-	$-	$4,012
	$4,012	$-	$-	$4,012

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

BLOOM HOLDCO LLC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(Unaudited)

Token Sale Liability

The Company sold BLT in a token sale that raised approximately $32.3 million of capital to develop the VC technology and Platform. Management of the Company evaluated the terms of the BLT sold and concluded that the amounts raised represent a liability; specifically, a demand loan, due to the lack of a stated maturity date and stated interest rate related to the outstanding liability. The Company has reflected the amounts raised as a short-term obligation on its condensed consolidated balance sheets as of December 31, 2023 (unaudited), and as of September 30, 2023. Pursuant to the SEC Order, the Company has undertaken steps to register the BLT with the SEC and conduct a claims process to compensate purchasers of BLT who purchased them directly from the Company. To satisfy the SEC’s recovery requirement, through the claims process, purchasers of BLT that still own the securities are entitled to submit a claim for their consideration paid plus interest and less any income received, while any BLT purchasers that no longer own BLT may submit a claim for damages. A notice about the SEC Order along with a claim form was distributed to potential claimants by electronic means within 60 calendar days after the filing of the Company’s 1934 Act Registration (“Effective Date”), meaning by August 4, 2023. The claim form included a link to the Company’s filing page on EDGAR, informing all persons and entities that purchased tokens from the Company before and including January 2, 2018, of their potential claims under Section 12(a) of the Securities Act upon the tender of such security, or for damages if the purchaser no longer owns the security. Claimants will have until the earlier of three months from the date the SEC Division of Corporation Finance notifies the Company that their review of the Form 10 has been concluded or six months from the Effective Date, meaning February 4, 2024, to submit a claim of their rights under Section 12(a) of the Securities Act (the “Claim Form Deadline”). As such, the Company estimated and recorded accrued interest payable of approximately $5.2 million as of December 31, 2023 (unaudited) on its unaudited condensed consolidated balance sheets. Accrued interest payable as of September 30, 2023 was $4.8 million. The Company calculated the estimated interest for the total outstanding liability using the applicable federal rates published by the Internal Revenue Service (“IRS”) of 4.92% per annum for December 2023. The Company is unable to reasonably estimate or record an amount for expected damages prior to the claims process. Claims will be settled in cash.

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

No later than May 4, 2024, the Company will make all payments it deems to be due and adequately substantiated to claimants who submitted the claim form by the Claim Form Deadline. The Company may require a claimant to submit additional documentation supporting that the claimant is entitled to receive payment under Section 12(a) of the Securities Act or through the claim process. Upon receiving such a request from the Company, claimants will have thirty (30) days to provide the requested documentation in writing to the address provided by the Company. For any claims not paid, the Company will provide the claimant with a written explanation for the reason for non-payment.

Beginning thirty (30) days after the Claim Form Deadline, meaning March 5, 2024, the Company will submit to the Staff a monthly report of the claims received and the claims paid, including (a) identifying information about each claimant; (b) the amount of each claim; (c) the resolution of each claim, including the amount of each payment; (d) identification of all claims not paid and the reasons for all non-payment of claims; and \ a list of all complaints received (if any) and the manner in which the Company addressed each complaint. The Company will provide the Staff with any related additional information or documentation reasonably requested by the Staff, such as documentation submitted by the claimant and documentation supporting the Company’s decision regarding the claim. In response to any objections by the Staff to the Company’s handling of one or more claims, the Company will reconsider its decision(s) in light of the objection and will provide a written explanation to the Staff of its decision following such reconsideration.

Within four (4) months of the Claim Form Deadline, meaning by June 4, 2024, the Company will submit to the Staff a final report of its handling of all claims, including all information required in the monthly reports (the “Final Report”).

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

BLOOM HOLDCO LLC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(Unaudited)

In addition, if certain holders of BLT affirmatively reject or fail to accept the offer pursuant to the claims process, they may have a right under the Securities Act after the expiration of the claims process. Consequently, should any offerees reject the offer pursuant to the claims process, expressly or by failing to timely return a claim, the Company may continue to be potentially liable under the Securities Act for the purchase price or for certain losses if the BLT have been sold. It may also be possible that by not disclosing that the BLT were unregistered, and that BLT may face resale or other limitations, the Company may face contingent liability for noncompliance with applicable federal and state securities laws. Additionally, the Company may be required to pay additional fines, penalties or other amounts in other jurisdictions.

Other than with respect to the Company’s settlements with the SEC, the Company is not aware of any pending or threatened claims that it violated any federal or state securities laws. However, the Company cannot assure you that any such claim will not be asserted in the future or that the claimant in any such action will not prevail. The Company believes that it has strong defenses to such claim, including without limitation the expiration of the applicable federal and state statutes of limitations. If the payment of claims in the claims process or fines is significant, it could have a material adverse effect on the Company’s cash flow, financial condition or prospects and the value of the BLT.

Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the chief operating decision maker, or decision-making group, in deciding how to allocate resources to an individual segment and in assessing performance. The chief operating decision maker, or decision-making group, reviews financial information for the purposes of making operating decisions, allocating resources, and evaluating financial performance of the business of the reportable operating segments, based on discrete financial information. For the periods ended December 31, 2023 and 2022, the Company views its operations and manages its business as one segment and, accordingly, no further segment disclosures have been presented herein.

Net Loss Per Membership Share

Basic net loss per membership share is computed by dividing net loss allocated to members by the weighted average number of membership shares outstanding during the period. Diluted net loss per membership share reflects the potential dilution that could occur if securities or other contracts to issue membership shares were exercised or converted into membership shares or resulted in the issuance of membership shares that then shared in the earnings of the entity. Dilutive potential membership shares include the Company’s unvested RSUs and unvested PSUs. As mentioned in Note 5, the RSUs and PSUs have a second vesting condition that is contingent upon a liquidity event that did not occur during the reported periods and as such, the unvested RSUs and PSUs must be excluded from the computation of diluted net loss per share because inclusion of the options in the calculation would be antidilutive. There was a total of 609 and 609 unvested RSUs and PSUs as of December 31, 2023 and 2022, respectively, that were excluded from the computation of diluted net loss per membership share.

Recently Issued Accounting Pronouncements

The Company reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on its unaudited condensed consolidated financial statements. The Company is evaluating, but has not yet adopted, ASU 2023-08, effective for entities with fiscal years beginning after December 15, 2024, which addresses the accounting and disclosure requirements for crypto assets but does not believe it will have material impact on the company.

NOTE 3 – ACCRUED EXPENSES, ACCRUED LIABILITY FOR MEMBER DISTRIBUTIONS AND INCOME TAX PAYABLE

As of December 31, 2023 (unaudited) and September 30, 2023, the Company’s accrued expenses were approximately $0.5 million and $0.3 million, respectively and consisted primarily of amounts due for payroll-related liabilities.

Accrued liabilities for member distributions represent distributions owed to the Company’s members pursuant to the Operating Agreement. As of December 31, 2023 (unaudited) and September 30, 2023, the Company’s accrued liabilities for member distributions were approximately $1.8 million and $1.8 million, respectively.

Income tax payable consists of the Company’s current income tax payable of approximately $0.3 million and $0.3 million as of December 31, 2023 (unaudited) and September 30, 2023, respectively, which is recorded in income tax payable, short-term on the condensed consolidated balance sheets. In addition, the income tax payable also includes the tax liability owed to the IRS pursuant to its tax period ended September 30, 2019 (the “2019 tax liability”). The original balance of the 2019 tax liability was $3.6 million, which the Company agreed to pay to the IRS in annual installments over 8 years. As of December 31, 2023 (unaudited) and September 30, 2023, the remaining balance of the 2019 tax liability was approximately $2.2 million and $2.2 million, respectively.

NOTE 4 – MEMBERS’ DEFICIT

The Company has two classes of membership shares, (i) voting and (ii) nonvoting shares. Membership shares authorized by the First Amended and Restated Operating Agreement of Bloom (the “Operating Agreement”) total 10,000 shares, consisting of 9,000 voting shares and 1,000 nonvoting shares. The nonvoting shares were reserved for issuance under the Bloom Amended and Restated 2019 Equity Incentive Plan (the “Equity Incentive Plan”). As of December 31, 2023 (unaudited) and September 30, 2023, none of the Company’s nonvoting shares were outstanding.

BLOOM HOLDCO LLC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(Unaudited)

NOTE 5 – SHARE-BASED COMPENSATION

In 2019, the Company’s members adopted the Bloom HoldCo LLC Amended and Restated 2019 Equity Incentive Plan (as amended from time to time, most recently on August 11, 2021, the “2019 Plan”). The 2019 Plan provides for the grant of RSUs and PSUs to employees, officers, directors and consultants. As of December 31, 2023, the aggregate number of shares authorized for issuance under the 2019 Plan totaled 1,000 shares and there were 391 shares available for future grants.

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

The following table summarizes the Company’s RSU and PSU activity for the periods presented:

	Number of RSUs	Number of PSUs	Total
Unvested – September 30, 2023	601	8	609
Forfeited	-	-	-
Unvested – December 31, 2023	601	8	609

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

Management, with the assistance of outside counsel, may from time to time adjust such accruals according to new developments in the matter, court rulings, or changes in the strategy affecting the Company’s defense of such matters. On the basis of current information, the Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims, other than the SEC Order related to the Company’s ICO discussed above in “Note 1 – Description of the Organization and Business Operations” and “Note 2 – Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements.”

NOTE 7 – SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through February 13, 2024 to ensure that these condensed consolidated financial statements include appropriate disclosure of events both recognized in the condensed consolidated financial statements and events which occurred but were not recognized in the condensed consolidated financial statements. Except as disclosed above in “Note 1 – Description of Organization and Business Operations,” and stated below, the Company has concluded that no subsequent events besides what has occurred below that requires recognition or disclosure. The closing of the claims window was February 4, 2024 and the Company is currently evaluating all applications and submissions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Quarterly Report. The following discussion includes forward-looking statements about our business, financial condition and results of operations, including discussions about management’s expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends and should not be construed either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. See “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.”

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

Based on our prior experience in providing identity solutions to sovereign entities, the Company has identified a demand for secure, customizable and verifiable credential/identity solutions by government and quasi-government entities. Currently, the Company is in the process of submitting proposals for multiple RFPs to state and federal agencies within the United States and outside of the United States. There can be no assurance that the Company will win any of these proposals on favorable terms, if at all. To date, the Company has not sold its VC technology as a platform or otherwise to either retail consumers or enterprises. There has been no revenue activity in the three months ended December 31, 2023 and 2022 or in the fiscal years ended September 30, 2023 and 2022.

Results of Operations

Results of Operations for the Three Months Ended December 31, 2023 and 2022

The following table shows our results of operations for the periods indicated. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	For the Three Months Ended December 31,
	2023	2022
Operating expenses
General and administrative	$1,159	$1,036
Depreciation and amortization	1	3
Total operating expenses	1,160	1,039
Total operating loss	(1,160)	(1,039)

Other expense
Interest expense, net	(345)	(324)
Other expense	-	(20)
Total other expense	(345)	(344)
Loss before income taxes	(1,505)	(1,383)

Provision for income tax expense	2	-
Net loss	$(1,507)	$(1,383)

General and administrative

General and administrative expenses were approximately $1.2 million for the three months ended December 31, 2023 compared to $1.0 million for the three months ended December 31, 2022, an increase of approximately $0.2 million. This increase was due to an increase in administrative expenses associated with the Company’s SEC filings.

Depreciation and amortization

The decrease in depreciation expense for the three months ended December 31, 2023 is insignificant compared to the three months ended December 31, 2022.

Interest Expense, net

Interest expense in the three months ended December 31, 2023 and 2022 is related to the interest accrual on the Token Sale amount pursuant to the refund process the Company has underway.

Other Expense

Other expense in the three months ended December 31, 2022 was related to an impairment of the note receivable.

Provision for income tax benefit

The change in provision for income tax expense was insignificant during the three months ended December 31, 2023 as compared to the three months ended December 31, 2022.

Liquidity and Capital Resources

The Company incurred a net loss of approximately $1.5 million during the three months ended December 31, 2023. The Company incurred a net loss of approximately $1.4 million during the three months ended December 31, 2022. The difference between the two periods was the increase in general and administrative expenses associated with the Company’s SEC filings.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP and Securities and Exchange Commission regulations, assuming the Company will continue as a going concern. In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the Company’s condensed consolidated financial statements were issued on February 13, 2024. Management considered the Company’s current financial condition and potential liquidity sources, including current funds available, forecasted future cash flows (or lack thereof) and the Company’s conditional and unconditional obligations due before 12 months from the issuance of the Company’s condensed consolidated financial statements through February 13, 2025.

The Company did not generate any revenue from operations for the three months ended December 31, 2023 and incurred a net loss of approximately $1.5 million for the three months ended December 31, 2023, and is currently dependent upon proceeds from the sale of digital assets to fund its development of the Platform. In consideration of the SEC Order and corresponding requirement to complete the claims and registration process to compensate the BLT investors, as well as the total possible penalty that would be due to the SEC if the Company fails to complete claims and registration processes, management of the Company believes that its current financial resources may not be sufficient to fulfill these requirements due to uncertainty around the total amount of consideration that BLT purchasers may ultimately claim and/or whether the Company will be able to complete the claims and registration processes to the SEC’s satisfaction such that the SEC does not impose the springing penalty.

If the Company does not have a sufficient amount of cash on hand to pay all valid refund claims, the Company plans to raise additional capital through debt or equity financing, which may include the issuance of one or more convertible notes or raising additional funds from existing investors (either through debt or equity). However, there is no assurance such funding will be available to the Company or that it will be obtained on terms favorable to the Company or that any such funding will provide the Company with sufficient funds to meet its objectives.

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

Transactions with Related Parties

At present, all of our Managers are executive officers, and all of our executive officers are Managers. Our Managers do not receive compensation from the Company in connection with their services as Managers. We have entered into consulting agreements with Mr. Ryan D. Faber, our Chief Executive Officer and Manager, and Ms. Diana J. Bushard, our Chief Legal Officer and Manager, in connection with their service as our executive officers. Other than Mr. Steven P. Mullins, who is an employee of the Company and our Chief Financial Officer and Manager, our executive officers are third-party consultants, and provide their services to the Company pursuant to consulting agreements with the Company. For more information on the contents of these agreements, see “Item 11. Executive Compensation - Compensation Arrangements of Certain Current Executive Officers” in our Annual Report for the year ended September 30, 2023.

Summary of Cash Flows for the Three Months Ended December 31, 2023 and 2022

The following summarizes our sources and uses of cash for the periods indicated (in thousands):

	For the Three Months Ended December 31,
	2023	2022
Net cash used in operating activities	$(981)	$(731)
Net change in cash, cash equivalents and restricted cash	$(981)	$(731)

Operating Activities

Net cash used in operating activities increased by approximately $0.3 million from approximately $(0.7) million for the three months ended December 31, 2022 to approximately $(1.0) million for the three months ended December 31, 2023. This increase is attributed to a reduction in accrued liability for member distribution of approximately $0.3 million for the three month period ended December 31, 2023 versus the three month period ended December 31, 2022 offset by an increase in accrued expenses of approximately $0.2 million for the three month period ended December 31, 2023 versus the three month period ended December 31, 2022.

Limited Business History; Need for Additional Capital

We have a limited operating history. Proceeds from the Company’s Token Sale are still being used to fund operations. The Company is at risk when the proceeds from the Company’s Token Sale run out and the Company must rely on its operations to fund the Company.

For risks associated with this, see “Risks Factors—Risks Related to Company and Business—We may need to secure financing in the future and our ability to secure future financing is uncertain” in our Annual Report for the year ended September 30, 2023.

Tax Liability

We accrued a tax liability to the IRS pursuant to our 2019 federal income tax return of approximately $3.6 million, which the Company agreed to pay to the IRS in annual installments over 8 years. As of December 31, 2023 (unaudited), and as of September 30, 2023, the remaining balance of the 2019 tax liability was approximately $2.2 million and $2.2 million, respectively, and is included along with our other income tax payables incurred subsequent to 2019 within the income tax payable financial statement line item on our condensed consolidated balance sheets.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. The most significant estimates inherent in the preparation of the Company’s condensed consolidated financial statements include, but are not limited to, estimates of interest payable on the token sale liability, among others.

Digital Assets

Digital assets, consisting entirely of ETH, are included in current assets on our condensed consolidated balance sheets.

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

Settlement Order and Claims Process

On August 9, 2022, we entered into the SEC Order related to the determination by the SEC that BLT were “securities” under the Securities Act. In conjunction with the SEC Order, parties who obtained BLT from the Company between November 14, 2017 and January 2, 2018 (the “Potential BLT Claimants”) are entitled to a refund in the amount of consideration paid, plus interest, less the amount of any income received thereon, or for damages if the purchaser no longer owns the BLT. The Company calculated the estimated interest for the total outstanding Token Sale liability balance using the applicable federal rates published by the Internal Revenue Service. The Company has distributed the claims form by electronic means in accordance with the SEC Order. The Potential BLT Claimants must submit claims by the February 4, 2024 claim form deadline (the “Claim Form Deadline”). Any amounts to be refunded will be paid in U.S. Dollars.

The total amount received in our Token Sale from the Potential BLT Claimants was approximately $32.3 million which, upon receipt, was recorded as a liability in the accompanying condensed consolidated balance sheets. The total payments related to the claims process could exceed the liability reported in our condensed consolidated balance sheets, however, a reasonable estimate of the possible losses or range of possible losses cannot be made at this time. The Company believes that, so long as we are in compliance with the SEC Order, the maximum amount payable is the amount received in our Token Sale, less amounts previously refunded (totaling approximately 50 ETH in a single refund in August 2018) plus interest. We cannot predict with certainty the amount that we may be required to pay to Potential BLT Claimants.

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

Recently Issued and Adopted Accounting Pronouncements

The Company has evaluated all recently issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s condensed consolidated financial statements. See “Note 2 – Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements” to our condensed consolidated financial statements for additional information.

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

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2023. The management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation, management has concluded that the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, as of December 31, 2023, due to material weaknesses in our internal controls over financial reporting. The material weaknesses are as follows:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. There have been no material changes to the legal proceedings previously disclosed in the Registration Statement on Form 10-K for the fiscal year ended September 30, 2023.

ITEM 1A. RISK FACTORS

There have been no material changes in the significant risk factors that may affect our business, results of operations or liquidity as described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. Readers of this Quarterly Report should be aware that these risk factors and other information may not describe every risk facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations, or cash flow.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the quarter ended December 31, 2023, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each such term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The exhibits required to be filed or furnished by Item 601 of Regulation S-K are listed below.

Exhibit Number	Description
3.1	Second Amended and Restated Limited Liability Company Operating Agreement of Bloom HoldCo LLC, effective as of May 11, 2023 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10, filed with the SEC on June 5, 2023).
4.1	Bloom Protocol, LLC, Terms and Conditions Relating to Token Sale, dated as of December 20, 2023 (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K, filed with the SEC on December 21, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Bloom HoldCo LLC Notice and Claim Form (incorporated by reference to Exhibit 99.1 to Bloom HoldCo LLC’s Registration Statement on Form 10, filed with the SEC on June 5, 2023, as amended (SEC File No. 000-56556)).
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as the Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 13, 2024.

Bloom HoldCo LLC

By:	/s/ Ryan D. Faber
	Name:	Ryan D. Faber
	Title:	Chief Executive Officer and Manager
(Principal Executive Officer)

By:	/s/ Steven P. Mullins
Steven P. Mullins
	Title:	Chief Financial Officer and Manager
(Principal Financial Officer and Principal Accounting Officer)