Form 10-Q
period 2024-03-31
Bloom HoldCo LLC
filed 2024-05-15
CIK 1975931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

☐ Yes ☒ No

As of May 14, 2024, the registrant had 9,000 limited liability company units (“Shares”) outstanding.

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

iii

PART I

ITEM 1. FINANCIAL STATEMENTS

BLOOM HOLDCO LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	September 30,
	2024	2023
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,018	$5,556
Digital assets	611	611
Prepaid expense and other current assets	35	37
Total current assets	3,664	6,204

Restricted cash	300	300
Deferred tax assets	3,000	3,000
Intangible assets, net	26	28
Total assets	$6,990	$9,532

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities
Accounts payable	$332	$295
Accrued expenses	216	329
Accrued liability for member distributions	1,842	1,813
Token sale liability	32,253	32,253
Interest payable	5,569	4,847
Income tax payable, short-term	370	343
Total current liabilities	40,582	39,880

Income tax payable, long-term	1,875	2,163
Total liabilities	$42,457	$42,043

Commitments and contingencies (Note 6)

Members’ deficit
Membership shares, no par value, 10,000 shares authorized, 9,000 shares issued and outstanding as of March 31, 2024 and September 30, 2023.	-	-
Accumulated deficit	(35,467)	(32,511)
Total members’ deficit	(35,467)	(32,511)
Total liabilities and members’ deficit	$6,990	$9,532

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOOM HOLDCO LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	For the Three		For the Six
	Months Ended		Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Operating expenses
General and administrative	$829	$1,091	$1,989	$2,107
Depreciation and amortization	1	2	1	4
Total operating loss	(830)	(1,093)	(1,990)	(2,111)

Other expense
Interest expense, net	(317)	(266)	(662)	(631)
Total other expense	(317)	(266)	(662)	(631)
Loss before income taxes	(1,147)	(1,359)	(2,652)	(2,742)

Provision for (benefit from) income tax expense	(302)	670	(304)	670
Net loss	$(1,449)	$(689)	$(2,956)	$(2,072)

Basic and diluted net loss per membership share	$(161.03)	$(76.59)	$(328.43)	$(230.27)
Basic and diluted weighted average membership shares outstanding	9,000	9,000	9,000	9,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOOM HOLDCO LLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ DEFICIT

(in thousands, except share data)

(Unaudited)

Six Months Ended March 31, 2024

	Membership Shares		Accumulated	Total Members’
	Shares	Amount	Deficit	Deficit
Balance - October 1, 2023	9,000	$-	$(32,511)	$(32,511)
Net loss	-	-	(1,507)	(1,507)
Balance - December 31, 2023	9,000	-	(34,018)	$(34,018)
Net loss	-	-	(1,449)	(1,449)
Balance - March 31, 2024	9,000	$-	$(35,467)	$(35,467)

Six Months Ended March 31, 2023

	Membership Shares		Accumulated	Total Members’
	Shares	Amount	Deficit	Deficit
Balance - October 1, 2022	9,000	$-	$(28,421)	$(28,421)
Net loss	-	-	(1,383)	(1,383)
Balance - December 31, 2022	9,000	-	(29,804)	(29,804)
Net loss	-	-	(689)	(689)
Balance - March 31, 2023	9,000	$-	$(30,493)	$(30,493)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOOM HOLDCO LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended
	March 31,
	2024	2023
Operating activities
Net loss	$(2,956)	$(2,072)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1	4
Income tax benefit	304	(670)
Changes in operating assets and liabilities
Prepaid expense and other current assets	2	32
Accounts payable	37	290
Accrued expenses	(113)	(10)
Accrued liability for member distributions	30	250
Interest payable	722	672
Income taxes	(565)	(289)
Net cash used in operating activities	(2,538)	(1,793)

Net change in cash, cash equivalents and restricted cash	(2,538)	(1,793)
Cash, cash equivalents and restricted cash – beginning of period	5,856	10,535
Cash, cash equivalents and restricted cash – end of period	$3,318	$8,742

Supplemental disclosure
Cash paid for taxes	$277	$289

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

The Company has a limited operating history and historically it has been dependent upon proceeds from the sale of digital assets received from the token sale to fund its operations, as well as some revenue from software development services. The Company did not generate any revenue from operations for the six months ended March 31, 2024, and incurred a net loss of approximately $3.0 million and used approximately $2.5 million of cash in operating activities during the six months ended March 31, 2024. The Company had an accumulated deficit of $35.5 million as of March 31, 2024. As of March 31, 2024, the Company held approximately $3.3 million in cash and cash equivalents (including restricted cash of $0.3 million) and digital assets with a carrying value of approximately $0.6 million.

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

Fair Value of Financial Instruments

The following tables present the Company’s fair value hierarchy for its money market securities measured at fair value on a recurring basis (in thousands):

	March 31, 2024 (unaudited)
	Level 1	Level 2	Level 3	Fair Value
Assets included in:
Cash and cash equivalents
Money market fund	$1,572	$-	$-	$1,572
	$1,572	$-	$-	$1,572

	September 30 2023
	Level 1	Level 2	Level 3	Fair Value
Assets included in:
Cash and cash equivalents
Money market fund	$4,012	$-	$-	$4,012
	$4,012	$-	$-	$4,012

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

BLOOM HOLDCO LLC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(Unaudited)

Token Sale Liability

The Company sold BLT in a token sale that raised approximately $32.3 million of capital to develop the VC technology and Platform. Management of the Company evaluated the terms of the BLT sold and concluded that the amounts raised represent a liability; specifically, a demand loan, due to the lack of a stated maturity date and stated interest rate related to the outstanding liability. The Company has reflected the amounts raised as a short-term obligation on its condensed consolidated balance sheets as of March 31, 2024 (unaudited), and as of September 30, 2023. Pursuant to the SEC Order, the Company has undertaken steps to register the BLT with the SEC and conduct a claims process to compensate purchasers of BLT who purchased them directly from the Company. To satisfy the SEC’s recovery requirement, through the claims process, purchasers of BLT that still own the securities are entitled to submit a claim for their consideration paid plus interest and less any income received, while any BLT purchasers that no longer own BLT may submit a claim for damages. A notice about the SEC Order along with a claim form was distributed to potential claimants by electronic means within 60 calendar days after the filing of the Company’s 1934 Act Registration (“Effective Date”), meaning by August 4, 2023. The claim form included a link to the Company’s filing page on EDGAR, informing all persons and entities that purchased tokens from the Company before and including January 2, 2018, of their potential claims under Section 12(a) of the Securities Act upon the tender of such security, or for damages if the purchaser no longer owns the security. Claimants will have until the earlier of three months from the date the SEC Division of Corporation Finance notifies the Company that their review of the Form 10 has been concluded or six months from the Effective Date, meaning February 4, 2024, to submit a claim of their rights under Section 12(a) of the Securities Act (the “Claim Form Deadline”). As such, the Company estimated and recorded accrued interest payable of approximately $5.6 million as of March 31, 2024 (unaudited) on its unaudited condensed consolidated balance sheets. Accrued interest payable as of September 30, 2023 was $4.8 million. The Company calculated the estimated interest for the total outstanding liability using the applicable federal rates published by the Internal Revenue Service (“IRS”) of 4.31% and 4.11% per annum for March 31, 2024 and September 30, 2023, respectively. The Company is unable to reasonably estimate or record an amount for expected damages prior to the claims process. Claims will be settled in cash.

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

Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the chief operating decision maker, or decision-making group, in deciding how to allocate resources to an individual segment and in assessing performance. The chief operating decision maker, or decision-making group, reviews financial information for the purposes of making operating decisions, allocating resources, and evaluating financial performance of the business of the reportable operating segments, based on discrete financial information. For the periods ended March 31, 2024 and 2023, the Company views its operations and manages its business as one segment and, accordingly, no further segment disclosures have been presented herein.

Net Loss Per Membership Share

Basic net loss per membership share is computed by dividing net loss allocated to members by the weighted average number of membership shares outstanding during the period. Diluted net loss per membership share reflects the potential dilution that could occur if securities or other contracts to issue membership shares were exercised or converted into membership shares or resulted in the issuance of membership shares that then shared in the earnings of the entity. Dilutive potential membership shares include the Company’s unvested RSUs and unvested PSUs. As mentioned in Note 5, the RSUs and PSUs have a second vesting condition that is contingent upon a liquidity event that did not occur during the reported periods and as such, the unvested RSUs and PSUs must be excluded from the computation of diluted net loss per share because inclusion of the options in the calculation would be antidilutive. There was a total of 609 and 609 unvested RSUs and PSUs as of March 31, 2024 and 2023, respectively, that were excluded from the computation of diluted net loss per membership share.

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

NOTE 3 – ACCRUED EXPENSES, ACCRUED LIABILITY FOR MEMBER DISTRIBUTIONS AND INCOME TAX PAYABLE

As of March 31, 2024 (unaudited) and September 30, 2023, the Company’s accrued expenses were approximately $0.2 million and $0.3 million, respectively and consisted primarily of amounts due for payroll-related liabilities.

Accrued liabilities for member distributions represent distributions owed to the Company’s members pursuant to the Operating Agreement. As of March 31, 2024 (unaudited) and September 30, 2023, the Company’s accrued liabilities for member distributions were approximately $1.8 million and $1.8 million, respectively.

Income tax payable consists of the Company’s current income tax payable of approximately $0.4 million and $0.3 million as of March 31, 2024 (unaudited) and September 30, 2023, respectively, which is recorded in income tax payable, short-term on the condensed consolidated balance sheets. In addition, the income tax payable also includes the tax liability owed to the IRS pursuant to its tax period ended September 30, 2019 (the “2019 tax liability”). The original balance of the 2019 tax liability was $3.6 million, which the Company agreed to pay to the IRS in annual installments over 8 years. As of March 31, 2024 (unaudited) and September 30, 2023, the remaining balance of the 2019 tax liability was approximately $1.9 million and $2.2 million, respectively.

BLOOM HOLDCO LLC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(Unaudited)

NOTE 4 – MEMBERS’ DEFICIT

The Company has two classes of membership shares, (i) voting and (ii) nonvoting shares. Membership shares authorized by the First Amended and Restated Operating Agreement of Bloom (the “Operating Agreement”) total 10,000 shares, consisting of 9,000 voting shares and 1,000 nonvoting shares. The nonvoting shares were reserved for issuance under the Bloom Amended and Restated 2019 Equity Incentive Plan (the “Equity Incentive Plan”). As of March 31, 2024 (unaudited) and September 30, 2023, none of the Company’s nonvoting shares were outstanding.

NOTE 5 – SHARE-BASED COMPENSATION

In 2019, the Company’s members adopted the Bloom HoldCo LLC Amended and Restated 2019 Equity Incentive Plan (as amended from time to time, most recently on August 11, 2021, the “2019 Plan”). The 2019 Plan provides for the grant of RSUs and PSUs to employees, officers, directors and consultants. As of March 31, 2024, the aggregate number of shares authorized for issuance under the 2019 Plan totaled 1,000 shares and there were 391 shares available for future grants.

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

The following table summarizes the Company’s RSU and PSU activity for the periods presented:

	Number of RSUs	Number of PSUs	Total
Unvested - September 30 2023	601	8	609
Forfeited		-	-
Unvested - March 31, 2024	601	8	609

BLOOM HOLDCO LLC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company, and its subsidiaries, are subject at times to various claims, lawsuits and governmental proceedings relating to the Company’s business and transactions arising in the ordinary course of business. The Company cannot predict the final outcome of such proceedings. Where appropriate, the Company vigorously defends such claims, lawsuits and proceedings. Some of these claims, lawsuits and proceedings seek damages, including consequential, exemplary or punitive damages, in amounts that could, if awarded, be significant. Certain of the claims, lawsuits and proceedings arising in ordinary course of business are covered by the Company’s insurance program. The Company maintains various types of liability insurance in an effort to protect the Company from such claims. In terms of any matters where there is no insurance coverage available to the Company, or where coverage is available and the Company maintains a retention or deductible associated with such insurance, the Company may establish an accrual for such loss, retention or deductible based on current available information.

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

NOTE 7 – SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through May 15, 2024 to ensure that these condensed consolidated financial statements include appropriate disclosure of events both recognized in the condensed consolidated financial statements and events which occurred but were not recognized in the condensed consolidated financial statements. Except as disclosed above in “Note 1 – Description of Organization and Business Operations,” and stated below, the Company has concluded that no subsequent events besides what has occurred below that require recognition or disclosure. The closing of the refund claims window was February 4, 2024 . The Company has evaluated all applications and submissions as part of the claims process discussed above in “Note 2 – Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements” and has paid approximately $3.8 million in cash refunds and interest to BLT claimants. On April 28, 2024, the Company successfully executed the sale of 800 Ethereum (ETH) tokens for approximately $2.5 million to provide funding for the payment of these refunds.

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

Based on our prior experience in providing identity solutions to sovereign entities, the Company has identified a demand for secure, customizable and verifiable credential/identity solutions by government and quasi-government entities. Currently, the Company is in the process of submitting proposals for multiple RFPs to state and federal agencies within the United States and outside of the United States. There can be no assurance that the Company will win any of these proposals on favorable terms, if at all. To date, the Company has not sold its VC technology as a platform or otherwise to either retail consumers or enterprises. There has been no revenue activity in the three and six months ended March 31, 2024 and 2023 or in the fiscal years ended September 30, 2023 and 2022.

Results of Operations

Results of Operations for the Three and Six Months Ended March 31, 2024 and 2023

The following table shows our results of operations for the periods indicated. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Operating expenses
General and administrative	$829	$1,091	$1,989	$2,107
Depreciation and amortization	1	2	1	4
Total operating loss	(830)	(1,093)	(1,990)	(2,111)

Other expense
Interest expense, net	(317)	(266)	(662)	(631)
Total other expense	(317)	(266)	(662)	(631)
Loss before income taxes	(1,147)	(1,359)	(2,652)	(2,742)

Provision for (benefit from) income tax expense	(302)	670	(304)	670
Net loss	$(1,449)	$(689)	$(2,956)	$(2,072)

Basic and diluted net loss per membership share	$(161.03)	$(76.59)	$(328.43)	$(230.27)
Basic and diluted weighted average membership shares outstanding	9,000	9,000	9,000	9,000

General and administrative

General and administrative expenses were approximately $0.8 million for the three months ended March 31, 2024 compared to $1.1 million for the three months ended March 31, 2023, a decrease of approximately $0.3 million. This decrease was due to a decrease in administrative expenses associated with the Company’s SEC filings.

General and administrative expenses were approximately $2.0 million for the six months ended March 31, 2024 compared to $2.1 million for the six months ended March 31, 2023, a decrease of approximately $0.1 million. This decrease was due to a decrease in administrative expenses associated with the Company’s SEC filings.

Depreciation and amortization

The decrease in depreciation expense for the three months ended March 31, 2024 is insignificant compared to the three months ended March 31, 2023.

The decrease in depreciation expense for the six months ended March 31, 2024 is insignificant compared to the six months ended March 31, 2023.

Interest Expense, net

Interest expense in the three months ended March 31, 2024 and 2023 was $0.3 million and $0.3 million, respectively and is comparatively insignificant.

Interest expense in the six months ended March 31, 2024 and 2023 was $0.7 million and $0.6 million, respectively. This is related to the interest accrual on the Token Sale amount pursuant to the refund process the Company has underway.

Provision for (benefit from) income tax benefit

The change in provision for income tax expense during the three months ended March 31, 2024 and 2023 was $(0.3) million and $0.7 million, respectively.

The change in provision for income tax expense during the six months ended March 31, 2024 and 2023 was $(0.3) million and $0.7 million, respectively.

Liquidity and Capital Resources

The Company incurred a net loss of approximately $1.4 million during the three months ended March 31, 2024. The Company incurred a net loss of approximately $0.7 million during the three months ended March 31, 2023. The difference between the two periods was $0.7 million.

The Company incurred a net loss of approximately $3.0 million during the six months ended March 31, 2024. The Company incurred a net loss of approximately $2.1 million during the six months ended March 31, 2023. The difference between the two periods was $0.9 million.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP and Securities and Exchange Commission regulations, assuming the Company will continue as a going concern. In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the Company’s condensed consolidated financial statements were issued on May 15, 2024. Management considered the Company’s current financial condition and potential liquidity sources, including current funds available, forecasted future cash flows (or lack thereof) and the Company’s conditional and unconditional obligations due before 12 months from the issuance of the Company’s condensed consolidated financial statements through May 15, 2025.

The Company did not generate any revenue from operations for the six months ended March 31, 2024 and incurred a net loss of approximately $3.0 million for the six months ended March 31, 2024, and is currently dependent upon proceeds from the sale of digital assets to fund its development of the Platform. In consideration of the SEC Order and corresponding requirement to complete the claims and registration process to compensate the BLT investors, as well as the total possible penalty that would be due to the SEC if the Company fails to complete claims and registration processes, management of the Company believes that its current financial resources may not be sufficient to fulfill these requirements due to uncertainty around the total amount of consideration that BLT purchasers may ultimately claim and/or whether the Company will be able to complete the claims and registration processes to the SEC’s satisfaction such that the SEC does not impose the springing penalty.

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

The Company has evaluated all applications and submissions as part of the claims process discussed above in “Note 2 – Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements” and has paid approximately $3.8 million in cash refunds and interest to BLT claimants. On April 28, 2024, the Company successfully executed the sale of 800 Ethereum (ETH) tokens for approximately $2.5 million to provide funding for the payment of these refunds. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Settlement Order and Claims Process” for additional information.

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

Summary of Cash Flows for the Six Months Ended March 31, 2024 and 2023

The following summarizes our sources and uses of cash for the periods indicated (in thousands):

	For the Six Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(2,538)	$(1,793)
Net change in cash, cash equivalents and restricted cash	$(2,538)	$(1,793)

Operating Activities

Net cash used in operating activities increased by approximately $0.7 million to approximately $2.5 million for the six months ended March 31, 2024 from approximately $1.8 million for the six months ended March 31, 2023. This increase is attributed to a reduction in accrued liability for member distribution of approximately $0.2 million for the six month period ended March 31, 2024 versus the six month period ended March 31, 2023 offset by an increase in accrued expenses of approximately $0.1 million for the six month period ended March 31, 2024 versus the six month period ended March 31, 2023.

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

Tax Liability

We accrued a tax liability to the IRS pursuant to our 2019 federal income tax return of approximately $3.6 million, which the Company agreed to pay to the IRS in annual installments over 8 years. As of March 31, 2024 (unaudited), and as of September 30, 2023, the remaining balance of the 2019 tax liability was approximately $1.8 million and $2.2 million, respectively, and is included along with our other income tax payables incurred subsequent to 2019 within the income tax payable financial statement line item on our condensed consolidated balance sheets.

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

The total amount received in our Token Sale from the Potential BLT Claimants was approximately $32.3 million which, upon receipt, was recorded as a liability in the accompanying condensed consolidated balance sheets. The total payments related to the claims process could exceed the liability reported in our condensed consolidated balance sheets, however, a reasonable estimate of the possible losses or range of possible losses cannot be made at this time. The Company believes that, so long as we are in compliance with the SEC Order, the maximum amount payable is the amount received in our Token Sale, less amounts previously refunded (totaling approximately 50 ETH in a single refund in August 2018) plus interest. As of May 7, 2024, the Company has paid a total of $3,758,659.41 in cash refunds and interest to BLT Claimants.

No claims were paid prior to the Claim Form Deadline. Subsequent to the Claim Form Deadline, the Company has paid all valid refund claims that it received.

We believe we have successfully completed the payment of refund claims as required by the SEC Order. If it is later determined that we have not done this and if the Company does not have a sufficient amount of cash on hand to pay all new valid refund claims as a result of this determination, depending on the cash shortfall, the Company intends to seek funding from outside investors (either through the sale of additional equity or otherwise) or seek debt financing from third-party lenders. In this case, all new valid refund claims will be partially paid, on a pro rata basis, until we can obtain additional financing, and all unpaid amounts will continue to accrue interest until paid in full. Such additional financing (whether debt or equity) may not be available on favorable terms, or at all, and could increase the Company’s debt balance and result in significant expense to the Company.

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

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2024. The management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation, management has concluded that the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, as of March 31, 2024, due to material weaknesses in our internal controls over financial reporting. The material weaknesses are as follows:

●	insufficient accounting and financial reporting personnel;

●	inadequate segregation of duties; and

●	inadequate application of accounting procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three and six months ended March 31, 2024, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. Except as disclosed above under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Settlement Order and Claims Process” there have been no material changes to the legal proceedings previously disclosed in the Registration Statement on Form 10-K for the fiscal year ended September 30, 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each such term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2024.

Bloom HoldCo LLC

By:	/s/ Ryan D. Faber
	Name:	Ryan D. Faber
	Title:	Chief Executive Officer and Manager
(Principal Executive Officer)

By:	/s/ Steven P. Mullins
Steven P. Mullins
	Title:	Chief Financial Officer and Manager
(Principal Financial Officer and Principal Accounting Officer)