Form 10-Q
period 2024-06-30
Bloom HoldCo LLC
filed 2024-08-14
CIK 1975931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

☐ Yes ☒ No

As of August 14, 2024, the registrant had 9,000 limited liability company units (“Shares”) outstanding.

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

iii

PART I

ITEM 1. FINANCIAL STATEMENTS

BLOOM HOLDCO LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	September 30,
	2024	2023
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,533	$5,556
Digital assets	507	611
Prepaid expense and other current assets	47	37
Total current assets	4,087	6,204

Restricted cash	300	300
Deferred tax assets	3,000	3,000
Intangible assets, net	26	28
Total assets	$7,413	$9,532

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities
Accounts payable	$359	$295
Accrued expenses	216	329
Accrued liability for member distributions	1,813	1,813
Token sale liability	29,475	32,253
Interest payable	5,314	4,847
Income tax payable, short-term	394	343
Total current liabilities	37,571	39,880

Income tax payable, long-term	1,875	2,163
Total liabilities	$39,446	$42,043

Commitments and contingencies (Note 7)

Members’ deficit
Membership shares, no par value, 10,000 shares authorized, 9,000 shares issued and outstanding as of June 30, 2024 and September 30, 2023.	-	-
Accumulated deficit	(32,033)	(32,511)
Total members’ deficit	(32,033)	(32,511)
Total liabilities and members’ deficit	$7,413	$9,532

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOOM HOLDCO LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating expenses
General and administrative	$885	$2,021	$2,874	$4,128
Depreciation and amortization	1	2	2	6
Realized gains from sale of digital assets	(4,462)	-	(4,462)	-
Total operating income (expense)	3,576	(2,023)	1,586	(4,134)
Total operating income (loss)	3,576	(2,023)	1,586	(4,134)

Other expense
Interest expense, net	(118)	(244)	(780)	(875)
Other expense	-	(126)	-	(126)
Total other expense	(118)	(370)	(780)	(1,001)
Income (loss) before income taxes	3,458	(2,393)	806	(5,135)

Income tax (benefit) expense	24	(578)	328	(1,248)
Net income (loss)	$3,434	$(1,815)	$478	$(3,887)

Basic and diluted net loss per membership share	$381.56	$(201.62)	$53.11	$(431.89)
Basic and diluted weighted average membership shares outstanding	9,000	9,000	9,000	9,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOOM HOLDCO LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ DEFICIT

(in thousands, except share data)

(Unaudited)

Nine Months Ended June 30, 2024

	Membership Shares		Accumulated	Total Members’
	Shares	Amount	Deficit	Deficit
Balance - October 1, 2023	9,000	$-	$(32,511)	$(32,511)
Net loss	-	-	(1,507)	(1,507)
Balance - December 31, 2023	9,000		(34,018)	(34,018)
Net Loss			(1,449)	(1,449)
Balance - March 31, 2024	9,000	-	(35,467)	(35,467)
Net income		-	3,434	3,434
Balance - June 30, 2024	9,000	$-	$(32,033)	$(32,033)

Nine Months Ended June 30, 2023

	Membership Shares		Accumulated	Total Members’
	Shares	Amount	Deficit	Deficit
Balance - October 1, 2022	9,000	$-	$(28,421)	$(28,421)
Net loss	-	-	(1,383)	(1,383)
Balance – December 31, 2022	9,000	-	(29,804)	(29,804)
Net loss	-	-	(689)	(689)
Balance - March 31, 2023	9,000		(30,493)	(30,493)
Net Loss			(1,815)	(1,815)
Balance - June 30, 2023	9,000	$-	$(32,308)	$(32,308)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOOM HOLDCO LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended
	June 30,
	2024	2023
Operating activities
Net income (loss)	$478	$(3,887)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	2	6
Realized gains from sale/exchange of digital assets	4,462	-
Income tax benefit	328	(1,248)
Changes in operating assets and liabilities
Prepaid expense and other current assets	(10)	26
Accounts payable	64	328
Accrued expenses	(113)	(6)
Accrued liability for member distributions	-	480
Token sale liability	(2,778)	-
Interest payable	467	982
Income taxes	(565)	(164)
Net cash used in operating activities	$2,335	$(3,483)

Investing activities
Proceeds from the sale/exchange of digital assets	(4,358)	-
Net cash provided by investing activities	$(4,358)	-

Net change in cash, cash equivalents and restricted cash	(2,023)	(3,483)
Cash, cash equivalents and restricted cash – beginning of period	5,856	10,535
Cash, cash equivalents and restricted cash – end of period	$3,833	$7,052

Supplemental disclosure
Cash paid for taxes	$277	$289

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

As of May 7, 2024 the Company validated all claims submitted, for a total amount of approximately $3.8 million comprised of $3.3 million of claim value and interest payments of $0.5 million. Out of the $3.8 million claims paid, one payment of $0.6 million was not accepted by the claimant’s financial institution, for reasons outside the Company’s control, and the Company is working with the claimant to identify a solution to remit the payment. As of June 30, 2024 such returned payment is classified as a token sale liability on the Company’s Balance Sheet. As of July 31, 2024 the returned payment was successfully remitted to the remaining claimant’s financial institution (See Note 8- Subsequent Event).

Going Concern

The unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.

The Company has a limited operating history and historically it has been dependent upon proceeds from the sale of digital assets received from the token sale to fund its operations, as well as some revenue from software development services. The Company did not generate any revenue from operations for the nine months ended June 30, 2024, and earned net income of $0.5 million and used approximately $2.3 million of cash in operating activities during the nine months ended June 30, 2024. The Company had an accumulated deficit of $32.0 million as of June 30, 2024. As of June 30, 2024, the Company held approximately $3.8 million in cash and cash equivalents (including restricted cash of $0.3 million) and digital assets with a carrying value of approximately $0.5 million.

Continued operations are dependent upon the Company’s ability to generate profitable operations and raise sufficient funds to finance its activities. The Company may need to seek additional financing to meet its continuing obligations and ultimately, to attain profitability. The Company may never achieve profitability, and even if it does, it may not be able to sustain being profitable.

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

Fair Value of Financial Instruments

The following tables present the Company’s fair value hierarchy for its money market securities measured at fair value on a recurring basis (in thousands):

	June 30, 2024 (unaudited)
	Level 1	Level 2	Level 3	Fair Value
Assets included in:
Cash and cash equivalents
Money market fund	$78	$-	$-	$78
	$78	$-	$-	$78

	September 30, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets included in:
Cash and cash equivalents
Money market fund	$4,012	$-	$-	$4,012
	$4,012	$-	$-	$4,012

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

BLOOM HOLDCO LLC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(Unaudited)

Token Sale Liability

The Company sold BLT in a token sale that raised approximately $32.3 million of capital to develop the VC technology and Platform. Management of the Company evaluated the terms of the BLT sold and concluded that the amounts raised represent a liability; specifically, a demand loan, due to the lack of a stated maturity date and stated interest rate related to the outstanding liability. The Company has reflected the amounts raised as a short-term obligation on its condensed consolidated balance sheets as of June 30, 2024 (unaudited), and as of September 30, 2023.

Pursuant to the SEC Order, the Company has undertaken steps to register the BLT with the SEC and has completed a claims process to compensate purchasers of BLT who purchased them directly from the Company. To satisfy the SEC’s recovery requirement, through the claims process, purchasers of BLT that still owned the securities were entitled to submit a claim for their consideration paid plus interest and less any income received, while any BLT purchasers that no longer owned BLT were able to submit a claim for damages. A notice about the SEC Order along with a claim form was distributed to potential claimants by electronic means within 60 calendar days after the filing of the Company’s 1934 Act Registration (“Effective Date”), meaning by August 4, 2023. The claim form included a link to the Company’s filing page on EDGAR, informing all persons and entities that purchased tokens from the Company before and including January 2, 2018, of their potential claims under Section 12(a) of the Securities Act upon the tender of such security, or for damages if the purchaser no longer owns the security. Claimants will have until the earlier of three months from the date the SEC Division of Corporation Finance notifies the Company that their review of the Form 10 has been concluded or six months from the Effective Date, meaning February 4, 2024, to submit a claim of their rights under Section 12(a) of the Securities Act (the “Claim Form Deadline”).

As of June 30, 2024, we believe that all potential claim liabilities underlying the validated claims, including associated interest payments, have been settled in cash, except for one payment that was not accepted by the claimant’s bank financial institution for reasons outside the Company’s control, for which the Company is working with the claimant to identify a solution to remit the payment. Prior to resolution of the claim liabilities, the Company estimated and recorded accrued interest payable of approximately $5.3 million as of June 30, 2024 (unaudited) and $4.8 million as of September 30, 2023. The Company calculated the estimated interest for the total outstanding liability using the applicable federal rates published by the Internal Revenue Service (“IRS”) of 4.68% and 4.11% per annum for June 30, 2024 and September 30, 2023, respectively.

No claims were paid prior to the Claim Form Deadline. Subsequent to the Claim Form Deadline, the Company began to pay all valid refund claims. With the exception of one payment returned by the claimant’s financial institution for reasons outside the Company’s control, all valid refund claims were paid in full.

As amounts are claimed by BLT purchasers and repaid by the Company, the amounts paid will reduce the balances of the token sale liability and accrued interest on the Company’s unaudited condensed consolidated balance sheet, with no gain or loss recognized at repayment. After completion of the claims process, the Company expects to extinguish the amounts of the token sale liability that were not claimed and remove them from the unaudited condensed consolidated balance sheet.

As part of the SEC Order, the Company had certain reporting obligations to the Staff. These obligations are described below.

On May 4, 2024, the Company initiated payments it deemed to be due and adequately substantiated to claimants who submitted the claim form by the Claim Form Deadline. The Company required a claimant to submit additional documentation supporting that the claimant is entitled to receive payment under Section 12(a) of the Securities Act or through the claim process. Upon receiving such a request from the Company, claimants had thirty (30) days to provide the requested documentation in writing to the address provided by the Company.

Beginning thirty (30) days after the Claim Form Deadline, meaning March 5, 2024, the Company submitted to the Staff a monthly report of the claims received and the claims paid, including (a) identifying information about each claimant; (b) the amount of each claim; (c) the resolution of each claim, including the amount of each payment; (d) identification of all claims not paid and the reasons for all non-payment of claims; and (e) a list of all complaints received (if any) and the manner in which the Company addressed each complaint. The Company provided the Staff with any related additional information or documentation reasonably requested by the Staff, such as documentation submitted by the claimant and documentation supporting the Company’s decision regarding the claim.

Within four (4) months of the Claim Form Deadline, meaning by June 4, 2024, the Company was required to submit to the Staff a final report of its handling of all claims, including all information required in the monthly reports (the “Final Report”). This submission was completed on June 4, 2024.

On August 6, 2024, the Company certified in writing to the Division of Enforcement of the SEC with the undertakings set forth in the SEC Order.

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

Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the chief operating decision maker, or decision-making group, in deciding how to allocate resources to an individual segment and in assessing performance. The chief operating decision maker, or decision-making group, reviews financial information for the purposes of making operating decisions, allocating resources, and evaluating financial performance of the business of the reportable operating segments, based on discrete financial information. For the periods ended June 30, 2024 and 2023, the Company views its operations and manages its business as one segment and, accordingly, no further segment disclosures have been presented herein.

Net Income (Loss) Per Membership Share

Basic net income (loss) per membership share is computed by dividing net loss allocated to members by the weighted average number of membership shares outstanding during the period. Diluted net income (loss) per membership share reflects the potential dilution that could occur if securities or other contracts to issue membership shares were exercised or converted into membership shares or resulted in the issuance of membership shares that then shared in the earnings of the entity. Dilutive potential membership shares include the Company’s unvested RSUs and unvested PSUs. As mentioned in Note 5, the RSUs and PSUs have a second vesting condition that is contingent upon a liquidity event that did not occur during the reported periods and as such, the unvested RSUs and PSUs must be excluded from the computation of diluted net income (loss) per share because inclusion of the options in the calculation would be antidilutive. There was a total of 609 and 609 unvested RSUs and PSUs as of June 30, 2024 and 2023, respectively, that were excluded from the computation of diluted net income (loss) per membership share.

Recently Issued Accounting Pronouncements

The Company reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on its unaudited condensed consolidated financial statements. The Company is evaluating, but has not yet adopted, ASU 2023-08, effective for entities with fiscal years beginning after December 15, 2024, which addresses the accounting and disclosure requirements for crypto assets but does not believe it will have material impact on the company. The Company also evaluated ASU 2023-07 and determined that it did not apply to the Company as we have only one operating segment.

NOTE 3 – ACCRUED EXPENSES, ACCRUED LIABILITY FOR MEMBER DISTRIBUTIONS AND INCOME TAX PAYABLE

As of June 30, 2024 (unaudited) and September 30, 2023, the Company’s accrued expenses were approximately $0.2 million and $0.3 million, respectively and consisted primarily of amounts due for payroll-related liabilities. The $3.3 million reduction in the Token Sale Liability from September 30, 2023 to June 30, 2024 is reflective of the Company’s payment of validated claims, including interest payments, in connection of the SEC claims process. The Token Sale Liability at June 30, 2024 includes $0.6 million that was rejected by a claimant’s financial institution, for reasons outside the Company’s control, and was subsequently remitted to the claimant as of July 31, 2024.

Accrued liabilities for member distributions represent distributions owed to the Company’s members pursuant to the Operating Agreement. As of June 30, 2024 (unaudited) and September 30, 2023, the Company’s accrued liabilities for member distributions were approximately $1.8 million.

Income tax payable consists of the Company’s current income tax payable of approximately $0.4 million and $0.3 million as of June 30, 2024 (unaudited) and September 30, 2023, respectively, which is recorded in income tax payable, short-term on the condensed consolidated balance sheets. In addition, the income tax payable also includes the tax liability owed to the IRS pursuant to its tax period ended September 30, 2019 (the “2019 tax liability”). The original balance of the 2019 tax liability was $3.6 million, which the Company agreed to pay to the IRS in annual installments over 8 years. As of June 30, 2024 (unaudited) and September 30, 2023, the remaining balance of the 2019 tax liability was approximately $1.9 million and $2.2 million, respectively.

BLOOM HOLDCO LLC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(Unaudited)

NOTE 4 – MEMBERS’ DEFICIT

The Company has two classes of membership shares, (i) voting and (ii) nonvoting shares. Membership shares authorized by the First Amended and Restated Operating Agreement of Bloom (the “Operating Agreement”) total 10,000 shares, consisting of 9,000 voting shares and 1,000 nonvoting shares. The nonvoting shares were reserved for issuance under the Bloom Amended and Restated 2019 Equity Incentive Plan (the “Equity Incentive Plan”). As of June 30, 2024 (unaudited) and September 30, 2023, none of the Company’s nonvoting shares were outstanding.

NOTE 5 – SHARE-BASED COMPENSATION

In 2019, the Company’s members adopted the Bloom HoldCo LLC Amended and Restated 2019 Equity Incentive Plan (as amended from time to time, most recently on August 11, 2021, the “2019 Plan”). The 2019 Plan provides for the grant of RSUs and PSUs to employees, officers, directors and consultants. As of June 30, 2024, the aggregate number of shares authorized for issuance under the 2019 Plan totaled 1,000 shares and there were 391 shares available for future grants.

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

The following table summarizes the Company’s RSU and PSU activity for the periods presented:

	Number of RSUs	Number of PSUs	Total
Unvested - September 30, 2023	601	8	609
Forfeited		-	-
Unvested - June 30, 2024	601	8	609

BLOOM HOLDCO LLC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(Unaudited)

NOTE 6 – DIGITAL ASSETS

The Company successfully executed the sale of 1,350 Ethereum (ETH) tokens for approximately $4.6 million during April and May 2024 to provide funding for the payment of refunds to BLT claimants pursuant to the SEC Order, as discussed in the “Token Sale Liability” section of Note 2 above.

The following table presents activity in Digital Assets as of June 30, 2024 and September 30, 2023:

	June 30, 2024	September 30, 2023
	(unaudited)
Beginning Balance	$611	$611
Cost basis of digital assets sold	104	-
Ending Balance	$507	$611

The Company’s digital asset holdings as of June 30, 2024, and September 30, 2023, consisted entirely of ETH. As of June 30, 2024 and September 30, 2023, the Company held approximately 6,523 and 7,872 units of ETH, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

NOTE 8 – SUBSEQUENT EVENTS

During July and August, the Company sold 2,695 ETH tokens and realized net proceeds of approximately $8.4 million and will record a gain of approximately $8.25 million on these sales. As of July 31, 2024, the returned payment of $0.6 million was successfully remitted to the remaining claimants financial institution related to the SEC claims process. On August 6, 2024, the Company certified in writing to the SEC compliance with the undertakings set forth in the SEC Order.

The Company has completed an evaluation of all subsequent events through August 14, 2024 to ensure that these condensed consolidated financial statements include appropriate disclosure of events both recognized in the condensed consolidated financial statements and events which occurred but were not recognized in the condensed consolidated financial statements and concluded that all subsequent events have been evaluated and disclosed appropriately

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Based on our prior experience in providing identity solutions to sovereign entities, the Company has identified a demand for secure, customizable and verifiable credential/identity solutions by government and quasi-government entities. Currently, the Company is in the process of submitting proposals for multiple RFPs to state and federal agencies within the United States and outside of the United States. There can be no assurance that the Company will win any of these proposals on favorable terms, if at all. To date, the Company has not sold its VC technology as a platform or otherwise to either retail consumers or enterprises. There has been no revenue activity in the three and nine months ended June 30, 2024 and 2023 or in the fiscal years ended September 30, 2023 and 2022.

Results of Operations

Results of Operations for the Three and Nine Months Ended June 30, 2024 and 2023

The following table shows our results of operations for the periods indicated. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating expenses
General and administrative	$885	$2,021	$2,874	$4,128
Depreciation and amortization	1	2	2	6
Realized gains from sale of digital assets	(4,462)	-	(4,462)	-
Total operating income (loss)	3,576	(2,023)	1,586	(4,134)

Other expense
Interest expense, net	(118)	(244)	(780)	(875)
Other expense	-	(126)	-	(126)
Total other expense	(118)	(370)	(780)	(1,001)
Income (loss) before income taxes	3,458	(2,393)	806	(5,135)

Income tax (benefit) expense	24	(578)	328	(1,248)
Net income (loss)	$3,434	$(1,815)	$478	$(3,887)

Basic and diluted net income (loss) per membership share	$381.56	$(201.62)	$53.11	$(431.89)
Basic and diluted weighted average membership shares outstanding	9,000	9,000	9,000	9,000

General and administrative

General and administrative expenses were approximately $0.9 million for the three months ended June 30, 2024, compared to $2.0 million for the three months ended June 30, 2023, a decrease of approximately $1.1 million. The decrease of approximately $1.1 million was due to a $0.9 million decrease in administrative expenses associated with the Company’s SEC filings and a $0.2 million decrease in partners compensation expense.

General and administrative expenses were approximately $2.9 million for the nine months ended June 30, 2024, compared to $4.1 million for the nine months ended June 30, 2023, a decrease of approximately $1.2 million. The decrease of approximately $0.8 million was due to a decrease in administrative expenses associated with the Company’s SEC filings and a $0.4 million decrease in partners compensation expense.

Realized gains on exchange of digital assets

Realized gains on the exchange of digital assets in the three months ended June 30, 2024 and 2023 were approximately $4.5 million and nil in each respective period. The period ended June 30, 2024 includes Company sales of Ethereum. The three months ended June 30, 2023 did not have any sales of Ethereum.

Realized gains on the exchange of digital assets in the nine months ended June 30, 2024 and 2023 were approximately $4.5 million and nil in each respective period. The period ended June 30, 2024 includes Company sales of Ethereum. The nine months ended June 30, 2023 did not have any sales of Ethereum.

Interest Expense, net

Interest expense in the three months ended June 30, 2024 and 2023 was $0.1 million and $0.2 million, respectively and is comparatively insignificant.

Interest expense in the nine months ended June 30, 2024 and 2023 was $0.8 million and $0.9 million, respectively. This is related to the interest accrual on the Token Sale amount pursuant to the refund process the Company has underway.

Income tax benefit

The change in provision for income tax benefit during the three months ended June 30, 2024 and 2023 was nil and $0.6 million, respectively.

The change in provision for income tax benefit during the nine months ended June 30, 2024 and 2023 was $0.3 million and $1.2 million, respectively.

The provision for income taxes increased for the three and nine months ended June 30, 2024 due to the sale of digital assets to fund the payment of refunds to BLT claimants pursuant to the SEC Order.

Liquidity and Capital Resources

The Company had net income of approximately $3.4 million during the three months ended June 30, 2024. The Company incurred a net loss of approximately $1.8 million during the three months ended June 30, 2023. The difference between the two periods was approximately $5.2 million.

The Company had net income of approximately $0.5 million during the nine months ended June 30, 2024. The Company incurred a net loss of approximately $3.9 million during the nine months ended June 30, 2023. The difference between the two periods was approximately $4.4 million.

The Company sold 1,350 ETH tokens for approximately $4.6 million during the three months ended June 30, 2024 to fund the settlement of Token Sale Liability Claims totaling $3.8 million, including accrued interest of $0.5 million.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP and Securities and Exchange Commission regulations, assuming the Company will continue as a going concern. In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the Company’s condensed consolidated financial statements were issued on August 14, 2024. Management considered the Company’s current financial condition and potential liquidity sources, including current funds available, forecasted future cash flows (or lack thereof) and the Company’s conditional and unconditional obligations due before 12 months from the issuance of the Company’s condensed consolidated financial statements through August 14, 2025.

The Company did not generate any revenue from operations for the nine months ended June 30, 2024, and had net income of approximately $0.5 million for the nine months ended June 30, 2024 due to the sale of digital assets. The Company is currently dependent upon proceeds from the sale of digital assets to fund its development of the Platform.

The Company has a limited operating history and historically it has been dependent upon proceeds from the sale of digital assets received from the token sale to fund its operations. The Company sold ETH to provide funding for the payment of validated claims and associated interest. If needed, the Company may raise additional capital through debt or equity financing, which may include issuance of one or more convertible notes or raising additional funds from existing investors (either through debt or equity). However, there is no assurance such funding will be available to the Company or that it will be obtained on terms favorable to the Company or that any such funding will provide the Company with sufficient funds to meet its objectives.

The Company evaluated claims submitted by BLT claimants as part of the claims process discussed above in “Note 2 – Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements” and paid approximately $3.8 million, in cash refunds and interest, to BLT claimants whose claims were validated by the Company. As discussed in “Note 1 – Contingency” and “Note 2 – Token Sale Liability”, one refund payment in the amount of $0.6 million was rejected by a claimant’s financial institution for reasons outside the Company’s control, and that amount has been classified as a token sale liability on the Company’s Balance Sheet as of June 30, 2024.

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

Summary of Cash Flows for the Nine Months Ended June 30, 2024 and 2023

The following summarizes our sources and uses of cash for the periods indicated (in thousands):

	For the Nine Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(2,335)	$(3,483)
Net cash provided by investing activities	4,358	-
Net change in cash, cash equivalents and restricted cash	$(2,023)	$(3,483)

Operating Activities

Net cash used in operating activities decreased by approximately $1.5 million to approximately $2.3 million for the nine months ended June 30, 2024 from approximately $3.5 million for the nine months ended June 30, 2023. This decrease is attributed to a sale of ETH tokens and reduction in the Token Sale Liability and accrued interest of approximately $3.8 million for the nine month period ended June 30, 2024 versus the nine month period ended June 30, 2023 offset by an increase in accrued expenses of approximately $0.1 million for the nine month period ended June 30, 2024 versus the nine month period ended June 30, 2023.

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

Tax Liability

We accrued a tax liability to the IRS pursuant to our 2019 federal income tax return of approximately $3.6 million, which the Company agreed to pay to the IRS in annual installments over 8 years. As of June 30, 2024 (unaudited), and as of September 30, 2023, the remaining balance of the 2019 tax liability was approximately $1.9 million and $2.2 million, respectively, and is included along with our other income tax payables incurred subsequent to 2019 within the income tax payable financial statement line item on our condensed consolidated balance sheets.

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

Settlement Order and Claims Process

On August 9, 2022, we entered into the SEC Order related to the determination by the SEC that BLT were “securities” under the Securities Act. In conjunction with the SEC Order, parties who obtained BLT from the Company between November 14, 2017 and January 2, 2018 (the “Potential BLT Claimants”) are entitled to a refund in the amount of consideration paid, plus interest, less the amount of any income received thereon, or for damages if the purchaser no longer owns the BLT. The Company calculated the estimated interest for the total outstanding Token Sale liability balance using the applicable federal rates published by the Internal Revenue Service. The Company has distributed the claims form by electronic means in accordance with the SEC Order. The Potential BLT Claimants needed to have submitted claims by the February 4, 2024 claim form deadline (the “Claim Form Deadline”). Any amounts to be refunded were to be paid in U.S. Dollars.

The total amount received in our Token Sale from the Potential BLT Claimants was approximately $32.3 million which, upon receipt, was recorded as a liability in the accompanying condensed consolidated balance sheets. The Company believes that, so long as we are in compliance with the SEC Order, the maximum amount payable is the amount received in our Token Sale, less amounts previously refunded (totaling approximately 50 ETH in a single refund in August 2018) plus interest. As of June 30, 2024, the Company has paid a total of approximately $3.165 million cash refunds and interest to BLT Claimants and expects to make an additional payment of approximately $0.6 million to one remaining BLT Claimant in July 2024, as discussed in “Note 1 – Contingency” and “Note 2 – Token Sale Liability”.

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

In addition, if certain holders of BLT affirmatively rejected or failed to accept the offer pursuant to the claims process, they may have a right under the Securities Act after the expiration of the claims process. Consequently, should any offerees have rejected the offer pursuant to the claims process, expressly or by failing to timely return a claim, we may continue to be potentially liable under the Securities Act for the purchase price or for certain losses if the BLT have been sold. It may also be possible that by not disclosing that the BLT were unregistered, and that they may face resale or other limitations, we may face contingent liability for noncompliance with applicable federal and state securities laws. Additionally, the Company may be required to pay additional fines, penalties or other amounts in other jurisdictions. See “Part II. Item 1. Legal Proceedings” for additional information.

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

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2024. The management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation, management has concluded that the Company’s disclosure controls and procedures were not effective, at the reasonable assurance level, as of June 30, 2024, due to material weaknesses in our internal controls over financial reporting. The material weaknesses are as follows:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three and nine months ended June 30, 2024, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each such term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2024.

Bloom HoldCo LLC

By:	/s/ Ryan D. Faber
	Name:	Ryan D. Faber
	Title:	Chief Executive Officer and Manager
(Principal Executive Officer)

By:	/s/ Steven P. Mullins
Steven P. Mullins
	Title:	Chief Financial Officer and Manager
(Principal Financial Officer and Principal Accounting Officer)